Form 10-K
period 2024-12-31
Imunon, Inc.
filed 2025-02-27
CIK 749647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024.

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large, accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $10.8 million as of June 28, 2024 (the last business day of the Registrant’s most recently completed second fiscal quarter) based on the closing sale price of $1.16. for the Registrant’s common stock on that date as reported by The Nasdaq Capital Market (“NASDAQ”). For purposes of this calculation, shares of common stock held by directors, officers and stockholders who own greater than 10% of the Registrant’s outstanding stock at June 30, 2024, were excluded. This determination of executive officers and directors as affiliates is not necessarily a conclusive determination for any other purpose.

As of February 21, 2025, 14,620,732 shares of the Registrant’s common stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

IMUNON, INC.

FORM 10-K

i

IMUNON, INC.

FORM 10-K

TABLE OF CONTENTS (continued)

ii

ITEM 1.	BUSINESS

FORWARD-LOOKING STATEMENTS

Certain of the statements contained in this Annual Report on Form 10-K (“Annual Report”) are forward-looking and constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements may relate to such matters as anticipated financial performance, business prospects, technological developments, product pipelines, clinical trials and research and development activities, the adequacy of capital reserves and anticipated operating results and cash expenditures, current and potential collaborations, strategic alternatives and other aspects of our present and future business operations and similar matters. These statements involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, unforeseen changes in the course of research and development activities and in clinical trials; possible changes in cost, timing and progress of development, preclinical studies, clinical trials and regulatory submissions; our collaborators’ ability to obtain and maintain regulatory approval of any of our drug candidates; possible changes in capital structure, financial condition, future working capital needs and other financial items; uncertainties and assumptions regarding the potential worsening global economic conditions and the recent disruptions to, and volatility in, financial markets in the U.S. and worldwide resulting from the Russian invasion of Ukraine and the unrest in the Middle East on our business, operations, clinical trials, supply chain, strategy, goals and anticipated timelines, changes in approaches to medical treatment; introduction of new products by others; success or failure of our current or future collaboration arrangements, risks and uncertainties associated with possible acquisitions of other technologies, assets or businesses; our ability to obtain additional funds for our operations; our ability to obtain and maintain intellectual property protection for our technologies and drug candidates and our ability to operate our business without infringing the intellectual property rights of others; our reliance on third parties to conduct preclinical studies or clinical trials; the rate and degree of market acceptance of any approved drug candidates; possible actions by customers, suppliers, strategic partners, potential strategic partners, competitors and regulatory authorities; compliance with listing standards of The Nasdaq Capital Market; and those listed under “Risk Factors” below and elsewhere in this Annual Report.

In some cases, you can identify forward-looking statements by terminology such as “expect,” “anticipate,” “estimate,” “plan,” “believe,” “could,” “intend,” “predict,” “may,” “should,” “will,” “would” and words of similar import regarding the Company’s expectations. Forward-looking statements are only predictions. Actual events or results may differ materially. Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our industry, business and operations, we cannot guarantee that actual results will not differ materially from our expectations. In evaluating such forward-looking statements, you should specifically consider various factors, including the risks outlined under “Risk Factors.” The discussion of risks and uncertainties set forth in this Annual Report is not necessarily a complete or exhaustive list of all risks facing the Company at any particular point in time. We operate in a highly competitive, highly regulated and rapidly changing environment and our business is in a state of evolution. Therefore, it is likely that new risks will emerge, and that the nature and elements of existing risks will change over time. It is not possible for management to predict all such risk factors or changes therein, or to assess either the impact of all such risk factors on our business or the extent to which any individual risk factor, combination of factors, or new or altered factors, may cause results to differ materially from those contained in any forward-looking statement. Except as required by law, we assume no obligation to revise or update any forward-looking statement that may be made from time to time by us or on our behalf for any reason, even if new information becomes available in the future. Unless the context requires otherwise or unless otherwise noted, all references in this Annual Report to “Imunon,” “the Company”, “we”, “us”, or “our” are to Imunon, Inc., a Delaware corporation and its wholly owned subsidiary, CLSN Laboratories, Inc., also a Delaware corporation.

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

The Company’s lead clinical program, IMNN-001, is a DNA-based immunotherapy for the localized treatment of advanced ovarian cancer that has completed Phase II development studies. IMNN-001 works by instructing the body to produce safe and durable levels of powerful cancer-fighting molecules, such as interleukin-12 and interferon gamma, at the tumor site. Additionally, the Company has entered into a first-in-human study of its COVID-19 booster vaccine (IMNN-101). We will continue to leverage these modalities and to advance the technological frontier of plasmid DNA to better serve patients with difficult-to-treat conditions.

Technology Platform

Imunon’s technology platform is optimized for the delivery of DNA and mRNA therapeutics via synthetic non-viral carriers and is capable of providing cell transfection for double-stranded DNA plasmids and large therapeutic RNA segments such as mRNA. There are two components to the system, a backbone with plasmid DNA or mRNA payload encoding therapeutic proteins, or pathogen antigens or tumor associated antigens or cancer neoantigens and a delivery system. The delivery system is designed to protect the DNA or mRNA from degradation and promote trafficking into cells and through intracellular compartments. We designed the delivery system by chemically modifying the low molecular weight polymer to improve its gene transfer activity without increasing toxicity. We believe that our non-viral DNA technology may be a viable alternative to current approaches to gene delivery due to several distinguishing characteristics, including enhanced molecular versatility that allows for complex modifications to potentially improve activity and safety.

The biocompatibility of these polymers reduces the risk of adverse immune response, thus allowing for repeated administration. Compared to naked DNA or cationic lipids, we believe that our delivery systems are generally more efficient, cost effective and have a more favorable safety profile. We believe that these advantages place Imunon in a position to capitalize on this technology platform.

THERAPLAS MODALITY:

IMNN-001 DEVELOPMENT PROGRAM

Ovarian Cancer Overview

Ovarian cancer is the most lethal of gynecological malignancies among women with more than 60% of women dying within five years of diagnosis. This poor outcome is due in part to the lack of effective prevention and early detection strategies. There were approximately 20,000 new cases of ovarian cancer in the U.S. in 2021 with an estimated 13,000 deaths. Mortality rates for ovarian cancer declined very little in the last 40 years due to the unavailability of detection tests and improved treatments. Most women with ovarian cancer are not diagnosed until Stages III or IV, when the disease has spread outside the pelvis to the abdomen and areas beyond, causing swelling and pain. With the five-year survival rates for Stages III and IV at 41% and 20%, respectively, there remains a need for a therapy that not only reduces the recurrence rate but also meaningfully improves overall survival. Patients whose cancer recurs or progresses after initially responding to surgery and first-line chemotherapy have been divided into one of the two groups based on the time from completion of platinum therapy to disease recurrence or progression. This time period is referred to as platinum-free interval. The platinum-sensitive group has a platinum-free interval of longer than six months. This group generally responds to additional treatment with platinum-based therapies. The platinum resistant group has a platinum-free interval of shorter than six months and is resistant to additional platinum-based treatments. Pegylated liposomal doxorubicin, topotecan, and bevacizumab are the only approved second-line therapies for platinum-resistant ovarian cancer. The overall response rate for these therapies is 10% to 20% with median overall survival (“OS”) of 11 to 12 months. Additionally, 10% to 15% of ovarian cancer cases nationwide are a result of germline or somatic BRCA mutations. With cognizance of tumor genetics, practice has shifted to include targeted agents in ovarian cancer treatment.

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

Immunotherapy is an attractive, novel approach for the treatment of ovarian cancer particularly since ovarian cancers are considered immunogenic tumors. Interleukin-12 (“IL-12”) is one of the most active cytokines for the induction of potent anti-cancer immunity acting through the induction of T-lymphocyte and natural killer cell proliferation. The precedence for a therapeutic role of IL-12 in ovarian cancer is based on epidemiologic and clinical and preclinical data.

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

On July 29, 2021, the Company announced final PFS results from the OVATION 1 Study published in the Journal of Clinical Cancer Research. Median PFS in patients treated per protocol (n=14) was 21 months and was 18.4 months for the ITT population (n=18) for all dose cohorts, including three patients who dropped out of the study after 13 days or less, and two patients who did not receive full NACT and IMNN-001 cycles. Under the current standard of care, in women with Stage III/IV ovarian cancer undergoing NACT, their disease progresses within about 12 months on average. The results from the OVATION 1 Study supported continued evaluation of IMNN-001 based on promising tumor response, as reported in the PFS data, and the ability for surgeons to completely remove visible tumors at the time of interval debulking surgery. IMNN-001 was well tolerated, and no dose-limiting toxicities were detected in the OVATION 1 Study. Intraperitoneal administration of IMNN-001 was feasible with broad patient acceptance.

OVATION 2 Study. The Company held an Advisory Board Meeting on September 27, 2017 with clinical investigators and scientific experts including those from Roswell Park Cancer Institute, Vanderbilt University Medical School, and M.D. Anderson Cancer Center to review and finalize clinical, translational research and safety data from the OVATION 1 Study to determine the next steps forward for our IMNN-001 immunotherapy program. On November 13, 2017, the Company filed its Phase I/II clinical trial protocol with the FDA for IMNN-001 for the localized treatment of ovarian cancer. The protocol was designed with a single dose escalation phase to 100 mg/m² to identify a tolerable dose of IMNN-001 within certain safety parameters while maximizing an immune response. The Phase I portion of the study would be followed by a continuation at the selected dose in approximately 110 patients randomized Phase II study.

In the OVATION 2 Study, patients in the IMNN-001 treatment arm would receive IMNN-001 plus chemotherapy pre- and post-interval debulking surgery (“IDS”). The OVATION 2 Study was designed to include up to 110 patients with Stage III/IV ovarian cancer, with 15 patients in the Phase I portion and up to 95 patients in Phase II. The sample size is consistent with a Phase II trial designed to inform the design of a Phase III trial comparing IMNN-001 with neoadjuvant + adjuvant chemotherapy versus neoadjuvant + adjuvant chemotherapy alone. As a Phase II study, the OVATION 2 Study was not powered for statistical significance. The primary endpoint is PFS and the primary analysis would be conducted after at least 80 events had been observed or after all patients had been followed for at least 16 months, whichever was later. Additional endpoints included objective response rate, chemotherapy response score, and surgical response.

In March 2020, the Company announced encouraging initial clinical data from the first 15 patients enrolled in the Phase I portion of the OVATION 2 Study for patients newly diagnosed with Stage III and IV ovarian cancer. The OVATION 2 Study was designed to combine IMNN-001, the Company’s IL-12 gene-mediated immunotherapy, with standard-of-care NACT. Following NACT, patients undergo IDS, followed by three additional cycles of chemotherapy.

IMNN-001 plus standard-of-care NACT produced positive dose-dependent efficacy results, with no dose-limiting toxicities, which correlate well with successful surgical outcomes as summarized below:

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

In February 2021, the Company announced that it had received Fast Track designation from the FDA for IMNN-001 and also provided an update on the OVATION 2 Study. The Company reported that approximately one-third, or 34 patients, of the anticipated 110 patients had been enrolled into the OVATION 2 Study, of which 20 were in the treatment arm and 14 were in the control. Of the 34 patients enrolled in the trial, 27 patients have had their IDS with the following results:

●	80% of patients treated with IMNN-001 had a R0 resection.

●	58% of patients in the control arm had an R0 resection.

●	These interim data represented a 38% improvement in R0 resection rates for IMNN-001 patients compared with control arm patients and was consistent with the reported improvement in resection scores noted in our Phase I OVATION 1 Study, the manuscript of which was submitted for peer review publication.

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

In June 2024, the Company announced database lock for the OVATION 2 Study. At that time, median OS and PFS had been reached, and all patients in the open-label study had achieved treatment observation duration of 16 months, as required by protocol to evaluate efficacy. On July 11, 2024, a scientific advisory board with DSMB members, principal investigators, and scientific experts was held to review efficacy and safety data from the OVATION 2 study.

On July 30, 2024, the Company announced positive topline results from the Phase II OVATION 2 Study. Highlights from patients treated with IMNN-001 plus standard-of-care in a first-line treatment setting include:

●	An 11.1 month increase in median OS compared with standard-of-care alone in the ITT population.

●	A hazard ratio in the ITT population of 0.74, which indicates a 35% improvement in survival.

●	Among the approximately 90% of trial participants who received at least 20% of specified treatments per-protocol in both study arms, patients in the IMNN-001 arm had a 15.7 month increase in median OS, representing a further extension of life with a hazard ratio of 0.64, a 56% improvement in survival.

●	For nearly 40% of trial participants treated with a PARP inhibitor, the hazard ratio decreased further to 0.41, with median OS in the IMNN-001 treatment arm not yet reached at the time of database lock, compared with median OS of 37.1 months in the standard-of-care treatment arm.

The PFS results, the trial’s primary endpoint, support the OS results with:

●	A three-month improvement in PFS compared with standard-of-care alone.

●	A hazard ratio in the intent-to-treat population of 0.79, indicating a 27% improvement in delaying progression for the IMNN-001 treatment arm.

These initial results from the OVATION 2 Study were presented in a late-breaking session at the Society for Immunotherapy of Cancer (SITC) 39th Annual Meeting in November 2024.

On September 11, 2024, a scientific advisory board was held with DSMB members, principal investigators, and scientific experts to discuss and seek input on the protocol synopsis for the Phase III trial. A protocol synopsis was submitted along with a briefing document for review and input at the End-of-Phase II (“EOP2”) meeting with the U.S. Food and Drug Administration focused on the Phase III study. The EOP2 meeting was conducted in the fourth quarter of 2024.

●	The positive outcome of the EOP2 in-person meeting with the U.S. Food and Drug Administration (FDA), supported the advancement of IMNN-001 for the treatment of advanced ovarian cancer into a Phase 3 pivotal study. The interaction with the FDA included an extensive review of data generated to date, including positive results from the recently completed Phase 2 OVATION 2 Study, which assessed IMNN-001 (100 mg/m2 administered intraperitoneally weekly) plus neoadjuvant and adjuvant chemotherapy (NACT) of paclitaxel and carboplatin compared to standard-of-care NACT alone in 112 patients with newly diagnosed advanced ovarian cancer. Treatment was also generally well tolerated, with no reports of cytokine release syndrome or any other serious immune-related adverse events.

●	The Company also held a Type C Chemistry, Manufacturing, and Controls (CMC) meeting with the FDA regarding production of IMNN-001 for the treatment of women with newly diagnosed advanced ovarian cancer. The goal of the meeting was to seek alignment and agreement with the FDA on key CMC topics to support IMNN-001 production for the planned Phase 3 pivotal trial and a potential future new biologic license application (BLA) submission. The meeting with the FDA included a review of the Company’s current good manufacturing practice (cGMP) clinical-scale and commercial manufacturing process for IMNN-001, conducted at the company’s manufacturing facility based in Huntsville, Alabama. The Agency agreed that the Company’s potency assay which measures interferon-gamma (IFN-γ) is acceptable for the Phase 3 clinical study and for use in a commercial setting for release of drug product. The FDA also agreed with the Company’s strategy to establish comparability of the core components of IMNN-001 produced by the Company with product previously produced through an external contract development and manufacturing organization.

In December 2024, the Company announced additional clinical data from ongoing analyses of results from the Phase 2 OVATION 2 Study. The updated results, based on an additional seven months of patient monitoring, showed the hazard ratio (HR) decreased from 0.74 to 0.69 in the ITT population, with an increase in median overall survival (OS) from 11.1 to 13 months following treatment with IMNN-001 plus standard-of-care (SoC) neoadjuvant and adjuvant chemotherapy (NACT) versus SoC alone. More than one-third of patients in the trial survived more than 36 months from the point of study enrollment, with 62% of those surviving patients from the IMNN-001 treatment arm and 38% from the SoC arm. Over 10% of trial participants have reached 48 months or beyond.

The Company plans to present full OVATION 2 Study results at an upcoming medical conference and to submit the results for publication in a peer-reviewed medical journal. The Phase 3 trial is anticipated to begin in the first quarter of 2025.

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

As of December 31, 2024, twelve patients were enrolled in the Phase I portion of this study at the University of Texas MD Anderson Cancer Center. Memorial Sloan Kettering Cancer Center and John Hopkins Medicine Sidney Kimmel Cancer Care Center have been added as a clinical site for this study.

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

PLACCINE is an extension of the Company’s synthetic, non-viral TheraPlas delivery technology currently in development for the treatment of late-stage ovarian cancer with IMNN-001. Imunon’s proprietary multifunctional DNA vaccine technology concept is built on the flexible PLACCINE technology platform that is amenable to rapidly responding to the SARS-CoV-2 virus, as well as possible future mutations of SARS-CoV-2, other future pandemics, emerging bioterrorism threats, and novel infectious diseases. Imunon’s extensive experience with TheraPlas suggests that the PLACCINE-based nanoparticles are stable at storage temperatures of 4°C to 25°C, making vaccines developed on this platform easily suitable for broad world-wide distribution.

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

Future vaccine technology will need to address viral mutations and the challenges of efficient manufacturing, distribution, and storage. We believe the adaptation of our TheraPlas technology, PLACCINE, has the potential to meet these challenges. Our approach is described in our provisional patent filing and is summarized as a DNA vaccine technology platform characterized by a single plasmid DNA with multiple coding regions. The plasmid vector is designed to express multiple pathogen antigens. It is delivered via a synthetic delivery system and has the potential to be easily modified to create vaccines against a multitude of infectious diseases, addressing:

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

In April 2022, the Company presented its PLACCINE platform technology at the 2022 World Vaccine Congress in an oral presentation during a Session on Cancer and Immunotherapy. The presentation entitled: “Novel DNA Approaches for Cancer Immunotherapies and Multivalent Infectious Disease Vaccines” highlighted the Company’s technology platform.

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

During the second quarter of 2024, the Company announced that DM Clinical Research in Philadelphia was the first clinical site activated for patient recruitment for its Phase I study with IMNN-101 in a seasonal COVID-19 vaccine. DM Clinical Research is an integrated national network of clinical trial sites focused on delivering advanced, preventive medicine to underserved communities. As of September 2024, all 24 Phase I participants were inoculated with IMNN-101 at DM Clinical Research. Topline safety and immunogenicity data are anticipated in the first half of 2025.

The Phase I trial is designed to establish PoC for IMNN-101 as an advancement in vaccine technology. At the conclusion of this trial, Imunon intends to seek partnership and/or business development opportunities to develop the scientific and business case for IMNN-101 as a future vaccine to address viral mutations.

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

As of December 31, 2024, the Company had $5.9 million in cash and cash equivalents to fund its operations. The Company’s primary sources of cash have been proceeds from the issuance and sale of its common stock, including via its at-the-market (“ATM”) program and other potential funding transactions. There can be no assurance that the Company will be able to do so in the future on a timely basis on terms acceptable to the Company, or at all. The Company has not yet commercialized any of its product candidates. Even if the Company commercializes one or more of its product candidates, it may not become profitable in the near term. The Company’s ability to achieve profitability depends on several factors, including its ability to obtain regulatory approval for its product candidates, successfully complete any post-approval regulatory obligations and successfully commercialize its product candidates alone or in partnership.

Such conditions raise substantial doubts about the Company’s ability to continue as a going concern. Based on the above, management has determined there is substantial doubt regarding our ability to continue as a going concern. The report of our independent registered public accounting firm for the year ended December 31, 2024, includes an explanatory paragraph which expresses substantial doubt about our ability to continue as a going concern.

Management’s plan includes raising funds from outside investors via its ATM program and other potential funding sources. However, as mentioned above, there is no assurance such funding will be available to the Company or that it will be obtained on terms favorable to the Company or will provide the Company with sufficient funds to meet its objectives. The Company’s financial statements do not include any adjustments relating to the recoverability and classification of assets, carrying amounts or the amount and classification of liabilities that may be required should the Company be unable to continue as a going concern.

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

RESEARCH AND DEVELOPMENT EXPENDITURES

We are engaged in a limited amount of research and development in our own facilities and have sponsored research programs in partnership with various research institutions, including the NIH and the Wistar Institute. The majority of the spending in research and development is for the funding of IMNN-001 clinical trials and, to a lesser extent, our next generation vaccine initiative. Research and development expenses were approximately $11.6 million and $11.3 million for the years ended December 31, 2024 and 2023, respectively.

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

Although Fast Track and priority review do not alter the standards for approval, the FDA will attempt to provide opportunities for frequent meetings with a sponsor of a Fast Track-designated drug candidate and expedite review of the application for a drug candidate designated for priority review. Accelerated approval is available for a new drug candidate that meets the following criteria: it is intended to treat a serious or life-threatening disease or condition, generally provides a meaningful advantage over available therapies and demonstrates an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality (“IMM”) that is reasonably likely to predict an effect on IMM or other clinical benefit. A surrogate endpoint is a laboratory measurement, physical sign or other measure that is thought to predict clinical benefit but is not itself a measure of clinical benefit. As a condition of approval, the FDA may require that a sponsor of a drug candidate receiving accelerated approval perform post-marketing clinical trials to verify and describe the predicted effect on irreversible morbidity or mortality or other clinical benefit, and the drug may be subject to expedited withdrawal procedures if the sponsor fails to conduct a required post-marketing study with due diligence, a required post-marketing study fails to verify and describe the predicted effect on IMM or other clinical benefit, other evidence demonstrates that the product is not shown to be safe or effective, or the sponsor disseminates false or misleading promotional materials with respect to the product.

A sponsor may seek FDA designation of a drug candidate as a “breakthrough therapy” if the drug candidate is intended, alone or in combination with one or more other therapeutics, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug candidate may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. A request for breakthrough therapy designation should be submitted concurrently with, or as an amendment to, an IND, but ideally no later than the end-of-Phase II meeting. If a drug receives breakthrough therapy designation, FDA will seek to ensure that the sponsor receives timely advice and interactive communications to help the sponsor design and conduct a drug development program as efficiently as possible. Additionally, FDA seeks to involve senior managers and experienced staff in the review of a breakthrough therapy-designated product. FDA may consider reviewing parts of an NDA or BLA for a breakthrough therapy-designated product on a rolling basis before the sponsor submits the complete application. Fast Track and breakthrough therapy designations may be rescinded if the drug candidate no longer meets the designation criteria. Fast Track designation, priority review, accelerated approval, and breakthrough therapy designation do not change the standards for approval, but depending on the type of designation, may expedite the development or approval process.

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

The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform, especially in light of the lack of applicable precedent and regulations. Federal and state enforcement bodies have recently increased their scrutiny of interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. It is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other related governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment, disgorgement, exclusion from government funded healthcare programs, such as Medicare and Medicaid, reputational harm, additional oversight and reporting obligations if we become subject to a corporate integrity agreement or similar settlement to resolve allegations of non-compliance with these laws and the curtailment or restructuring of our operations. If any of the physicians or other healthcare providers or entities with whom we expect to do business are found to be not in compliance with applicable laws, they may be subject to similar actions, penalties and sanctions. Ensuring business arrangements comply with applicable healthcare laws, as well as responding to possible investigations by government authorities, can be time- and resource-consuming, including requiring significant capital allocations, and can divert a company’s attention from its business.

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

In order to secure coverage and reimbursement for any product that might be approved for sale, a company may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of the product, in addition to the costs required to obtain FDA or other comparable regulatory approvals. Additionally, companies may also need to provide discounts to purchasers, private health plans or government healthcare programs. Nonetheless, drug candidates may not be considered medically necessary or cost effective. A decision by a third-party payor not to cover a product could reduce physician utilization once the product is approved and have a material adverse effect on sales, our operations and financial condition. Additionally, a third-party payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved. Further, one payor’s determination to provide coverage for a product does not ensure that other payors will also provide coverage and reimbursement for the product, and the level of coverage and reimbursement can differ significantly from payor to payor.

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

MANUFACTURING AND SUPPLY

The Company currently operates a current good manufacturing practice (cGMP) clinical-scale manufacturing facility for IMNN-001 based in Huntsville, Alabama. We do not currently own or operate manufacturing facilities for the final fill/finish production of clinical or commercial quantities of any of our drug candidates. We contract with third-party contract manufacturing organizations (“CMOs”) for our clinical trial supplies, and we expect to continue to do so to meet our clinical requirements of our drug candidates. We have agreements for the supply of such drug materials with manufacturers or suppliers that we believe have sufficient capacity to meet our demands. In addition, we believe that adequate alternative sources for such supplies exist. However, there is a risk that, if supplies are interrupted, it would materially harm our business. We typically order raw materials and services on a purchase order basis and do not enter into long-term dedicated capacity or minimum supply arrangements.

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

Most of our competitors, either alone or together with their collaborative partners, have substantially greater financial resources and larger research and development staff than we do. In addition, most of these organizations, either alone or together with their collaborators, have significantly greater experience than we do in developing products, undertaking preclinical testing and clinical trials, and manufacturing and marketing products. Mergers and acquisitions in the pharmaceutical industry may result in even more resources being concentrated among our competitors. These companies, as well as academic institutions, governmental agencies, and private research organizations, also compete with us in recruiting and retaining highly qualified scientific personnel and consultants. Our ability to compete successfully with other companies in the pharmaceutical and biotechnology field also depends on the status of our collaborations and on the continuing availability of capital to us.

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

PLACCINE DNA Vaccine Technology Platform

We face and will continue to encounter competition with an array of existing or development-stage drug approaches targeting diseases we are pursuing. We are aware of various established enterprises, including major pharmaceutical companies, broadly engaged in vaccine/immunotherapy research and development. These include Sanofi-Aventis, GlaxoSmithKline plc, Merck, Pfizer, and AstraZeneca. There are also various development-stage biotechnology companies involved in different vaccine and immunotherapy technologies including but not limited to Advaxis, Bavarian Nordic, CureVac, Dynavax, Hookipa, Iovance, Nektar, Translate Bio, Zydus, and Vir Biotechnology. If these companies are successful in developing their technologies, it could materially and adversely affect our business and our future growth prospects.

A large number of companies are actively advancing COVID-19 vaccines through the clinic. Pfizer and BioNTech, Moderna Therapeutics, Novavax, Zydus, and AstraZeneca have received conditional or complete approval for their COVID-19 vaccines from either the U.S., WHO, or European regulatory authorities.

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

For the PlaCCine technology, we have filed three patent applications in the U.S. and abroad between 2021 and 2023 with claims on methods and compositions of matter that cover various aspect of the Company’s prophylactic and therapeutic vaccine technologies.

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

We rely on our proprietary know-how and experience in the development and use of our product portfolio, which we seek to protect, in part, through proprietary information agreements with employees, consultants and others. There can be no assurance that these proprietary information agreements will not be breached, that we will have adequate remedies for any breach, or that these agreements, even if fully enforced, will be adequate to prevent third-party use of the Company’s proprietary technology. Please refer to Part I, Item 1A, Risk Factors of this Annual Report, including, but not limited to, “We rely on trade secret protection and other unpatented proprietary rights for important proprietary technologies, and any loss of such rights could harm our business, results of operations and financial condition.” Similarly, we cannot guarantee that technology rights licensed to us by others will not be successfully challenged or circumvented by third parties, or that the rights granted will provide us with adequate protection. Please refer to Part I, Item 1A, Risk Factors of this Annual Report, including, but not limited to, “Our business depends on license agreements with third parties to permit us to use patented technologies. The loss of any of our rights under these agreements could impair our ability to develop and market our products, if approved.”

EMPLOYEES

As of February 21, 2025, we employed 25 full-time employees. We also maintain active independent contractor relationships with various individuals, most of whom have month-to-month or annual consulting agreements. None of our employees are covered by a collective bargaining agreement, and we consider our relationship with our employees to be good.

COMPANY INFORMATION

On September 19, 2022, Celsion Corporation announced a corporate name change to Imunon, Inc., reflecting the evolution of the Company’s business focus and its commitment to developing cutting-edge immunotherapies and next-generation vaccines. The Company’s common stock trades on the Nasdaq Stock Market under the ticker symbol “IMNN.”

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

Risk Related to Our Business and Operations

●	We have a history of significant losses from operations and expect to continue to incur significant losses for the foreseeable future and we may never achieve or maintain profitability.

●	We might not be able to continue as a going concern, which could cause our stockholders to lose most or all of their investment.

●	We will need to raise additional capital to fund our planned future operations, and we may be unable to secure such capital without significant dilutive financing transactions. If we are not able to raise additional capital, we may not be able to complete the development, testing and commercialization of our drug candidates.

●	Drug development is an inherently uncertain process with a high risk of failure at every stage of development.

●	If we do not obtain or maintain FDA and foreign regulatory approvals for our drug candidates on a timely basis, or at all, or if the terms of any approval impose significant restrictions or limitations on use, we will be unable to sell those products and our business, results of operations and financial condition will be negatively affected.

●	New gene-based products for therapeutic applications are subject to extensive regulation by the FDA and comparable agencies in other countries. The precise regulatory requirements with which we will have to comply, now and in the future, are uncertain due to the novelty of the gene-based products we are developing.

●	If we encounter difficulties enrolling patients in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.

●	We rely on third parties to conduct all of our clinical trials.

●	Because we rely on third-party manufacturing and supply partners, our supply of research and development, preclinical and clinical development materials may become limited or interrupted or may not be of satisfactory quantity or quality.

●	We may seek Orphan Drug Designation for our drug candidates, but we may be unsuccessful or may be unable to maintain the benefits associated with Orphan Drug Designation, including the potential for market exclusivity.

●	Fast Track designation may not actually lead to a faster development or regulatory review or approval process.

●	Our relationships with healthcare providers and physicians and third-party payors will be subject to applicable false claims act, anti-kickback, transparency, fraud and abuse and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damage, reputational harm and diminished profits and future earnings.

●	Ongoing legislative and regulatory changes affecting the healthcare industry could have a material adverse effect on our business.

●	We may fail to comply with evolving European and other privacy laws.

●	The success of our products, if approved may be harmed if the government, private health insurers and other third-party payers do not provide sufficient coverage or reimbursement.

●	The commercial success of any current or future drug candidate will depend upon the degree of market acceptance by physicians, patients, payors and others in the medical community.

●	We have no internal sales or marketing capability. If we are unable to create sales, marketing and distribution capabilities or enter into alliances with others possessing such capabilities to perform these functions, we will not be able to commercialize our products, if approved, successfully.

●	We may not be able to hire or retain key officers or employees that we need to implement our business strategy and develop our drug candidates and business.

●	Our success will depend in part on our ability to grow and diversify, which in turn will require that we manage and control our growth effectively.

●	We face intense competition and the failure to compete effectively could adversely affect our ability to develop and market our products, if approved.

●	We may be subject to significant product liability claims and litigation.

●	Our internal computer systems, or those of our clinical research organizations (“CROs”) or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our product development programs.

●	Our employees, independent contractors, consultants, collaborators and contract research organizations may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements, which could cause significant liability for us and harm our reputation.

Risks Related to Intellectual Property

●	Our business depends on license agreements with third parties to permit us to use patented technologies. The loss of any of our rights under these agreements could impair our ability to develop and market our products, if approved.

●	If any of our pending patent applications do not issue, or are deemed invalid following issuance, we may lose valuable intellectual property protection.

●	We rely on trade secret protection and other unpatented proprietary rights for important proprietary technologies, and any loss of such rights could harm our business, results of operations and financial condition.

●	We may incur substantial costs as a result of litigation or other proceedings relating to patent and other intellectual property rights

Risks Related to Our Securities

●	The market price of our common stock may be significantly volatile.

●	Our common stock may be delisted from The Nasdaq Capital Market if we fail to comply with continued listing standards.

●	Future sales of our common stock in the public market could cause our stock price to fall.

●	Our stockholders may experience significant dilution as a result of future equity offerings or issuances and exercise of outstanding options and warrants.

●	Our ability to use net operating losses to offset future taxable income is subject to certain limitations.

●	We have never paid cash dividends on our common stock and do not anticipate paying dividends in the foreseeable future.

RISKS RELATED TO OUR BUSINESS AND OPERATIONS

We have a history of significant losses from operations and expect to continue to incur significant losses for the foreseeable future, and we may never achieve or maintain profitability.

Since our inception, our expenses have substantially exceeded our revenue, resulting in continuing losses and an accumulated deficit of $407 million at December 31, 2024. For the years ended December 31, 2024 and 2023, we incurred net losses of $18.6 million and $19.5 million, respectively. We currently have no product revenue and do not expect to generate any product revenue for the foreseeable future. Because we are committed to continuing our product research, development, clinical trial and commercialization programs, we will continue to incur significant operating losses unless and until we complete the development of IMNN-001 and other new drug candidates and these drug candidates have been clinically tested, approved by the FDA and successfully marketed. The amount of future losses is uncertain. Our ability to achieve profitability, if ever, will depend on, among other things, the following, which we cannot guarantee: us or our collaborators successfully developing drug candidates, obtaining regulatory approvals to market and commercialize drug candidates, manufacturing any approved products on commercially reasonable terms, establishing a sales and marketing organization or suitable third-party alternatives for any approved product, generating sufficient sales revenue from our drug candidates, and raising sufficient funds to finance business activities.

We might not be able to continue as a going concern, which could cause our stockholders to lose most or all of their investment.

Our audited financial statements for the year ended December 31, 2024 were prepared under the assumption that we would continue as a going concern. However, we have concluded that there is substantial doubt about our ability to continue as a going concern, therefore our independent registered public accounting firm included a “going concern” explanatory paragraph in its report on our financial statements for the year ended December 31, 2024, indicating that, without additional sources of funding, our cash at December 31, 2024 is not sufficient for us to operate as a going concern for a period of at least one year from the date that the financial statements included in this Annual Report on Form 10-K are issued. Management’s plans concerning these matters, including our need to raise additional capital, are described in Note 2 of our financial statements included within this Annual Report on Form 10-K, however, management cannot assure you that its plans will be successful. If we cannot continue as a viable entity, our stockholders would likely lose most or all of their investment in us.

We will need to raise additional capital to fund our planned future operations, and we may be unable to secure such capital without significant dilutive financing transactions. If we are not able to raise additional capital, we may not be able to complete the development, testing and commercialization of our drug candidates.

We have not generated significant revenue and have incurred significant net losses in each year since our inception. For the year ended December 31, 2024, we incurred a net loss of $18.6 million. We have incurred approximately $407 million of cumulative net losses. As of December 31, 2024, we had cash and cash equivalents of $5.9 million.

We have substantial future capital requirements to continue our research and development activities and advance our drug candidates through various development stages, including the Phase 3 registrational trial of IMNN-001 in advanced ovarian cancer. We are unable to estimate the duration and completion costs of our research and development projects or when, if ever, and to what extent we will receive cash inflows from the commercialization and sale of a product. Our inability to complete any of our research and development activities, preclinical studies or clinical trials in a timely manner or our failure to enter into collaborative agreements when appropriate could significantly increase our capital requirements and could adversely impact our liquidity. While our estimated future capital requirements are uncertain and could increase or decrease as a result of many factors, including the extent to which we choose to advance our research, development activities, preclinical studies and clinical trials, or if we are in a position to pursue manufacturing or commercialization activities, we will need significant additional capital to develop our drug candidates through development and clinical trials, obtain regulatory approvals and manufacture and commercialize approved products, if any. We do not know whether we will be able to access additional capital when needed or on terms favorable to us or our stockholders. Our inability to raise additional capital, or to do so on terms reasonably acceptable to us, would jeopardize the future success of our business.

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

The regulatory approval process for novel drug candidates such as ours can be significantly more expensive and take longer than for other, better-known or more extensively studied drug candidates. Limited data exist regarding the safety and efficacy of DNA-based therapeutics compared with conventional therapeutics, and government regulation of DNA-based therapeutics is evolving. Regulatory requirements governing gene and cell therapy products have changed frequently and may continue to change in the future. The FDA has established the Office of Therapeutic Products within CBER, to consolidate the review of gene therapy and related products, and has established the Cellular, Tissue and Gene Therapies Advisory Committee to advise CBER in its review. It is difficult to determine how long it will take or how much it will cost to obtain regulatory approvals for our drug candidates in either the U.S. or the European Union or how long it will take to commercialize our drug candidates.

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

We have experienced and may experience difficulties in patient enrollment in our clinical trials for a variety of reasons. The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the trial until its conclusion. The enrollment of patients depends on many factors, including:

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

We are subject to varying degrees of privacy regulation in the countries in which we operate, and the general trend is toward increasingly stringent regulation and enforcement. We are, for example, subject to costly and complex U.S. and foreign laws governing the collection, use, disclosure, and cross-border transfer of information about patients and other individuals that may materially adversely affect our financial condition and business operations. Since we have conducted and may conduct clinical trials in the European Economic Area (“EEA”), we are subject to additional data protection and clinical trial laws in the European Union. The General Data Protection Regulation, (EU) 2016/679 (“GDPR”), for example, governs the processing of personal data, and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing notices to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, alerting data subjects and authorities about data breaches, and taking specific measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the EEA, including the U.S., and confers on data subjects the right to lodge complaints with supervisory authorities, and seek certain judicial review for violations of the GDPR. In addition, the GDPR includes restrictions on cross-border data transfers. Under the GDPR, competent regulatory authorities have the power to impose fines up to EUR 20 million or 4% of the global annual turnover (whichever is higher), depending on the nature of the violation (see Art. 83, GDPR). Further consequences of non-compliance could be cease and desist claims by certain organizations/competitors, damage claims and reputational damage. Further, Regulation (EU) No 536/2014 of the European Parliament and of the Council of 16 April 2014 on clinical trials on medicinal products for human use and repealing Directive 2001/20/EC governs how we conduct clinical trials in the European Union together with Good Clinical Practices. As a result of Brexit, moreover, we also have independent obligations, similar to those already imposed on us by GDPR, under the United Kingdom’s Data Protection Act, 2018. Additionally, there are other local data protection laws, industry-specific requirements, regulations, or applicable codes of conduct which may impact our operations. We have taken steps to implement privacy compliance programs and controls, but our business remains subject to potential risks of controls imposed on cross border data flows, unauthorized access, and loss of personal data through internal and external threats that could impact our business operations and research activities.

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

There are many companies and other institutions engaged in research and development of various technologies for cancer treatment products that seek treatment outcomes similar to those that we are pursuing. We believe that the level of interest by others in investigating the potential of possible competitive treatments and alternative technologies will continue and may increase. Potential competitors engaged in all areas of cancer treatment research in the U.S. and other countries include, among others, major pharmaceutical, specialized technology companies, and universities and other research institutions. Most of our current and potential competitors have substantially greater financial, technical, human and other resources, and may also have far greater experience than we do, both in pre-clinical testing and human clinical trials of new products and in obtaining FDA and other regulatory approvals. One or more of these companies or institutions could succeed in developing products or other technologies that are more effective than the products and technologies that we have been or are developing, or which would render our technology and products obsolete and non-competitive. Furthermore, if we are permitted to commence commercial sales of any of our products, we will also be competing, with respect to manufacturing efficiency and marketing, with companies having substantially greater resources and experience in these areas.

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

Litigation and other legal proceedings against the Company, which may arise in the ordinary course of Company’s business, could be costly and time consuming to defend.

The Company is from time to time subject to legal proceedings and claims that arise in the ordinary course of business. From time to time, third parties may in the future assert intellectual property rights to technologies that are important to the Company’s business and may in the future demand that we license their technology. Litigation may result in substantial costs and may divert management’s attention and resources, which may seriously harm the Company’s business, overall financial condition and operating results.

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

On November 26, 2024, we received a notice from the staff of the Nasdaq Stock Market LLC (the “Staff”) notifying us that, based upon the closing bid price of our common stock, for the 30 consecutive business days prior to the notice, we no longer met the requirement to maintain a minimum closing bid price of $1.00 per share, as set forth in Nasdaq Listing Rule 5550(a)(2). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we were granted 180 calendar days, or until May 27, 2025, to regain compliance with the minimum bid price rule.

To regain compliance, the closing bid price of our common stock must be $1.00 per share or more for a minimum of 10 consecutive business days at any time before May 27, 2025. If we do not regain compliance with Rule 5550(a)(2) by May 27, 2025, we may be eligible for an additional 180 calendar day compliance period. To qualify, we will be required to meet the continued listing requirement for market value of publicly held shares and all other Nasdaq initial listing standards, except the bid price requirement, and would need to provide written notice to Nasdaq of our intention to cure the deficiency during the second compliance period. If it appears to the Staff that we will not be able to cure the deficiency, or if we are otherwise not eligible, Nasdaq would notify us that our securities will be subject to delisting. In the event of such notification, we may appeal the Staff’s determination to delist our securities, but there can be no assurance the Staff would grant our request for continued listing.

If our common stock were to be delisted by Nasdaq, it may be eligible for quotation on an over-the-counter quotation system or on the pink sheets. Upon any such delisting, our common stock would become subject to the regulations of the SEC relating to the market for penny stocks. A penny stock is any equity security not traded on a national securities exchange that has a market price of less than $5.00 per share. The regulations applicable to penny stocks may severely affect the market liquidity for our common stock and could limit the ability of stockholders to sell securities in the secondary market. In such a case, an investor may find it more difficult to dispose of or obtain accurate quotations as to the market value of our common stock, and there can be no assurance that our common stock will be eligible for trading or quotation on any alternative exchanges or markets.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. As of February 21, 2025, we had 14,620,732 shares of common stock outstanding, all of which, other than shares held by our directors and certain officers, were eligible for sale in the public market, subject in some cases to compliance with the requirements of Rule 144, including the volume limitations and manner of sale requirements. In addition, all of the shares of common stock issuable upon exercise of warrants will be freely tradable without restriction or further registration upon issuance.

Our stockholders may experience significant dilution as a result of future equity offerings or issuances and exercise of outstanding options and warrants.

In order to raise additional capital or pursue strategic transactions, we may in the future offer, issue or sell additional shares of our common stock or other securities convertible into or exchangeable for our common stock, including the issuance of common stock in relation to the achievement, if any, of milestones triggering our payment of earn-out consideration in connection with the EGEN acquisition. Our stockholders may experience significant dilution as a result of future equity offerings or issuances. Investors purchasing shares or other securities in the future could have rights superior to existing stockholders. As of December 31, 2024, we had the following number of securities convertible into, or allowing the purchase of, our common stock, including 5,155,060 shares of common stock issuable upon exercise of warrants outstanding, 1,645,873 options to purchase shares of our common stock and restricted stock awards outstanding, and 420,000 shares of common stock reserved for future issuance under our stock incentive plan.

Unstable global market and economic conditions may have serious adverse consequences on our business, financial condition and share price.

The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, increases in inflation rates and uncertainty about economic stability. For example, the COVID-19 pandemic resulted in widespread unemployment, economic slowdown and extreme volatility in the capital markets. Similarly, the ongoing conflict between Ukraine and Russia and the unrest in the Middle East has created extreme volatility in the global capital markets and is expected to have further global economic consequences, including with respect to global supply chain and energy concerns.

Any such volatility may have adverse consequences on us or the third parties on whom we rely. If the equity and credit markets deteriorate, including as a result of political unrest or war, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive.

Our ability to use net operating losses to offset future taxable income is subject to certain limitations.

On December 22, 2017, the then President of the U.S. signed into law the Tax Reform Act. The Tax Reform Act significantly changed U.S. tax law by, among other things, lowering corporate income tax rates, implementing a quasi-territorial tax system, providing a one-time transition toll charge on foreign earnings, creating a new limitation on the deductibility of interest expenses and modifying the limitation on officer compensation. The Tax Reform Act permanently reduced the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018. We currently have significant net operating losses (“NOLs”) that may be used to offset future taxable income. In general, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. During 2022, 2021 and years prior, we performed analyses to determine if there were changes in ownership, as defined by Section 382 of the Code, which would limit our ability to utilize certain net operating loss and tax credit carry forwards. We determined we experienced ownership changes, as defined by Section 382, in connection with certain common stock offerings in 2011, 2013, 2015, 2017, 2018, 2020, 2021 and 2024. As a result, the utilization of our federal tax net operating loss carry-forwards generated prior to the ownership changes is limited. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code, which would significantly limit our ability to utilize NOLs to offset future taxable income. Future changes in tax laws could also impair our corporate tax rate and/or our ability to utilize our NOLs.

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

We have processes for assessing, identifying and managing cybersecurity risks, which are built into our information technology (“IT”) function and are designed to help protect our information assets and operations from internal and external cyber threats, protect employee and clinical trial information from unauthorized access or attack, as well as secure our networks and systems. Such processes include physical, procedural and technical safeguards, response plans, and routine review of our policies and procedures to identify risks and refine our practices. We engage certain external parties, including a full-service managed IT service provider, to enhance our cybersecurity oversight.

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

We believe our existing facilities are suitable and adequate to conduct our business.

Following is a table of future payments and maturity of our operating lease liabilities as of December 31, 2024:

For the year ending December 31,
2025	$543,009
2026	362,976
2027	370,235
2028 and thereafter	30,903
Subtotal future lease payments	1,307,123
Less imputed interest	(167,830)
Total lease liabilities	$1,139,293

Weighted average remaining life	2.7 years

Weighted average discount rate	9.98%

For 2024, operating lease expense was $651,681 and cash paid for operating leases included in operating cash flows was $659,161. For 2023, operating lease expense was $646,633 and cash paid for operating leases included in operating cash flows was $644,593.

ITEM 3.	LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Our Common Stock

Our common stock trades on The Nasdaq Capital Market under the symbol “IMNN.”

Record Holders

As of February 21, 2025, there were approximately 20,000 stockholders of record of our common stock. The actual number of stockholders may be greater than this number of record stockholders and include stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of stockholders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Performance Graph

Not required.

Unregistered Sales of Equity Securities

On October 7, 2024, we granted: (i) an inducement stock option to purchase 60,000 shares of the Company’s common stock with an exercise price of $1.02 per share to one individual hired by the Company during the fourth quarter of 2024 and (ii) an inducement stock option to purchase 50,000 shares of the Company’s common stock with an exercise price of $1.02 per share to Susan Eylward, our General Counsel, in each case as an “inducement” grant pursuant to Rule 5635(c)(4) of the Nasdaq Listing Rules. The grant of the option was exempt from registration under the Securities Act, pursuant to Section 4(a)(2) thereof as a transaction by an issuer not involving a public offering.

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

The Company’s lead clinical program, IMNN-001, is a DNA-based immunotherapy for the localized treatment of advanced ovarian cancer that has completed Phase II clinical development studies. IMNN-001 works by instructing the body to produce safe and durable levels of powerful cancer-fighting molecules, such as interleukin-12 and interferon gamma, at the tumor site. Additionally, the Company has entered into a first-in-human study of its COVID-19 booster vaccine (IMNN-101). We will continue to leverage these modalities and to advance the technological frontier of plasmid DNA to better serve patients with difficult-to-treat conditions.

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

Since inception, the Company has incurred substantial operating losses, principally from expenses associated with the Company’s research and development programs, clinical trials conducted in connection with the Company’s drug candidates, and applications and submissions to the FDA. The Company has not generated significant revenue and has incurred significant net losses in each year since our inception. As of December 31, 2024, the Company has incurred approximately $407 million of cumulative net losses and had $5.9 million in cash and cash equivalents to fund its operations. We have substantial future capital requirements to continue our research and development activities and advance our drug candidates through various development stages. The Company believes these expenditures are essential for the commercialization of its drug candidates and technologies. The Company’s primary sources of cash have been proceeds from the issuance and sale of its common stock, including via its ATM program and other potential funding transactions. There can be no assurance that the Company will be able to do so in the future on a timely basis on terms acceptable to the Company, or at all. The Company has not yet commercialized any of its product candidates. Even if the Company commercializes one or more of its product candidates, it may not become profitable in the near term. The Company’s ability to achieve profitability depends on several factors, including its ability to obtain regulatory approval for its product candidates, successfully complete any post-approval regulatory obligations and successfully commercialize its product candidates alone or in partnership.

Given our development plans, we anticipate cash resources will not be sufficient to fund our operations for the next twelve months. The Company has no committed sources of additional capital. As a result of the risks and uncertainties discussed in this Annual Report on Form 10-K, among others, we are unable to estimate the duration and completion costs of our research and development projects or when, if ever, and to what extent we will receive cash inflows from the commercialization and sale of a product. Our inability to complete any of our research and development activities, preclinical studies or clinical trials in a timely manner or our failure to enter into collaborative agreements when appropriate could significantly increase our capital requirements and could adversely impact our liquidity. While our estimated future capital requirements are uncertain and could increase or decrease as a result of many factors, including the extent to which we choose to advance our research, development activities, preclinical studies and clinical trials, or if we are in a position to pursue manufacturing or commercialization activities, we will need significant additional capital to develop our drug candidates through development and clinical trials, obtain regulatory approvals and manufacture and commercialized approved products, if any. We do not know whether we will be able to access additional capital when needed or on terms favorable to us or our stockholders. Our inability to raise additional capital, or to do so on terms reasonably acceptable to us, would jeopardize the future success of our business.

Based on the above, management has determined there is substantial doubt regarding our ability to continue as a going concern. The report of our independent registered public accounting firm for the year ended December 31, 2024 includes an explanatory paragraph which expresses substantial doubt about our ability to continue as a going concern.

Management’s plan includes raising funds from outside investors, including via its ATM program and other potential funding sources. However, as mentioned above, there is no assurance such funding will be available to the Company or that it will be obtained on terms favorable to the Company or will provide the Company with sufficient funds to meet its objectives. The Company’s financial statements do not include any adjustments relating to the recoverability and classification of assets, carrying amounts or the amount and classification of liabilities that may be required should the Company be unable to continue as a going concern.

The Company’s ability to raise additional capital may also be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, financial markets in the U.S. and worldwide resulting from the ongoing conflict between Ukraine and Russia and the unrest in the Middle East. The specific impact, if any, is not readily determinable as of the date of the financial statements included in this Annual Report.

Financing Overview

Equity, Debt and Other Forms of Financing

Since 2018, the Company has annually submitted applications to sell a portion of the Company’s State of New Jersey net operating losses (“NOLs”) as part of the Technology Business Tax Certificate Program (the “NOL Program”) sponsored by The New Jersey Economic Development Authority. Under the program, emerging biotechnology companies with unused NOLs and unused research and development credits are allowed to sell these benefits to other New Jersey-based companies. In 2018, 2019 and 2020, the Company sold cumulative NOLs from 2011 to 2019 totaling $15 million and received net proceeds of $14 million. During 2021, the New Jersey State Legislature increased the maximum lifetime benefit per company from $15 million to $20 million. As part of the expanded NOL Program, the Company sold $4.6 million of its New Jersey NOLs in 2021, 2022 and 2023 resulting in net proceeds to the Company of approximately $4.2 million. The Company can participate in this funding program in future years for up to an additional $0.4 million in net operating losses under the $20 million maximum lifetime limit.

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

During 2024 and 2023, we issued a total of 5.1 million shares and 1.9 million shares of common stock, respectively, as discussed below for approximately $9.0 million and approximately $2.8 million, respectively, in net proceeds.

On May 15, 2024, the Company filed with the SEC a shelf registration statement on Form S-3 (the “2024 Registration Statement”) for the offer and sale of up to $75 million of its securities. The 2024 Registration Statement was declared effective on May 22, 2024. The 2024 Registration Statement is intended to provide the Company with flexibility to raise capital in the future for general corporate purposes. However, the Company’s ability to offer and sell its securities in a primary offering on the 2024 Registration Statement is limited by General Instruction I.B.6 of Form S-3 (the “Baby Shelf Limitation”), which limits the amount that the Company can offer to up to one-third of its public float during any trailing 12-month period. The Company would no longer be subject to the Baby Shelf Limitation if its public float exceeds $75 million.

At the Market Offering Agreement

On May 15, 2024, the Company amended its ATM Agreement with H.C. Wainwright & Co., LLC (“Wainwright”)as sales agent pursuant to which the Company may offer and sell, from time to time, through Wainwright, shares of the Company’s common stock having an aggregate offering price of up to $5,500,000. The Company intends to use the net proceeds from the offering, if any, for general corporate purposes, including research and development activities, capital expenditures and working capital.

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

On September 3, 2024, in connection with its intent to resume sales under the ATM Agreement, the Company filed a new prospectus supplement to the 2024 Registration Statement with the SEC for an aggregate offering price of up to $5,500,000 related to the potential issuance from time to time of the Company’s common stock pursuant to the ATM Agreement with Wainwright as sales agent.

The Company sold 88,976 shares of common stock under the ATM Agreement for net proceeds of $99,506 during 2024. During 2023, the Company sold 1,878,488 shares of common stock for net proceeds of $2,750,658.

July 2024 Offering

On July 30, 2024, the Company entered into the July 2024 Purchase Agreement with the Purchasers (as defined therein), pursuant to which the Company issued, in a registered direct offering, an aggregate of 5,000,000 shares of the Company’s common stock at an offering price of $2.00 per share for gross proceeds of $10.0 million before the deduction of the placement agent fees and offering expenses. In a concurrent private placement (together with the registered direct offering, the “July 2024 Offering”) and also pursuant to the July 2024 Purchase Agreement, the Company issued to the Purchasers unregistered warrants (the “Warrants”) to purchase an aggregate of 5,000,000 shares of its common stock at a purchase price of $2.00 per share. The Warrants were exercisable immediately after issuance for a term of five and one-half years following the date of issuance. The closing of the July 2024 Offering occurred on August 1, 2024.

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

Please refer to Note 2 to our financial statements included in this Annual Report. Also refer to Part I, Item 1A, Risk Factors, in this Annual Report, including, but not limited to, “We will need to raise substantial additional capital to fund our planned future operations, and we may be unable to secure such capital without significant dilutive financing transactions. If we are not able to raise additional capital, we may not be able to complete the development, testing and commercialization of our drug candidates.”

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

Research and Development

Research and development costs are expensed as incurred. Supplies are consumable and recorded at cost and are charged to expense as they are used in operations. Equipment and facilities acquired for research and development activities that have alternative future uses are capitalized and charged to expense over their estimated useful lives.

Warrant Accounting

We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrants’ specific terms and applicable authoritative guidance in ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”), and ASC 815 “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to our own ordinary shares and whether warrant holders could potentially require “net cash settlement” in a circumstance outside of our control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end-date while the warrants are outstanding.

For issued or modified warrants that meet all the criteria for equity classification, the warrants are required to be recorded as a component of equity at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of warrants classified as liabilities are recognized as a non-cash gain or loss on our statements of operations.

As the warrants issued upon our financings in 2024 meet the criteria for equity classification under ASC 815, those warrants were classified as equity as of December 31, 2024. No warrants were issued in 2023.

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

Results of Operations

Comparison of Fiscal Year Ended December 31, 2024 and Fiscal Year Ended December 31, 2023.

For the year ended December 31, 2024, our net loss was $18.6 million compared to a net loss of $19.5 million for the year ended December 31, 2023. The Company recognized $1.3 million in tax benefits from the sale of its New Jersey NOLs under the NOL Program in the fourth quarter of 2023. As of December 31, 2024, the Company had $5.9 million in cash and cash equivalents to fund its operations. The Company’s primary sources of cash have been proceeds from the issuance and sale of its common stock, including via its ATM program and other funding transactions. There can be no assurance that the Company will be able to do so in the future on a timely basis on terms acceptable to the Company, or at all. The Company has not yet commercialized any of its product candidates. Even if the Company commercializes one or more of its product candidates, it may not become profitable in the near term or at all. The Company’s ability to achieve profitability depends on several factors, including its ability to obtain regulatory approval for its product candidates, successfully complete any post-approval regulatory obligations and successfully commercialize its product candidates alone or in partnership.

Such conditions raise substantial doubt about the Company’s ability to continue as a going concern. Based on the above, management has determined there is substantial doubt regarding our ability to continue as a going concern. The report of our independent registered public accounting firm for the year ended December 31, 2024 includes an explanatory paragraph which expresses substantial doubt about our ability to continue as a going concern.

Management’s plan includes raising funds from the issuance and sale of its common stock, including via its ATM program and other funding transactions. However, as mentioned above, there is no assurance such funding will be available to the Company or that it will be obtained on terms favorable to the Company or will provide the Company with sufficient funds to meet its objectives. The Company’s financial statements do not include any adjustments relating to the recoverability and classification of assets, carrying amounts or the amount and classification of liabilities that may be required should the Company be unable to continue as a going concern.

The Company operates in one segment for the research and development of our product candidates. The Company’s chief operating decision maker (“CODM”) has been identified as the Chief Executive Officer and President, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company based on consolidated financial information. Consequently, we view the entire organization as one reportable segment and the strategic purpose of all operating activities (including general & administrative expenses) is to support that one segment. As a pre-revenue research and development company, the CODM evaluates company-wide performance and allocates resources based on non-financial research and development milestones achieved, and to a lesser extent, financial measures of performance such as clinical development (research and development expenses) and general and administrative expenses incurred. Our CODM does not generally evaluate our performance using asset or historical cash flow information.

The table below provides a summary of the significant expense categories and consolidated net loss details provided to the CODM (in thousands):

	For the year ended December 31,
	(In thousands)		Change Increase (Decrease)
	2024	2023
Operating Expenses:
Clinical Research
OVATION	$1,386	$1,197	$189	15.8%
Vaccine	1,420	-	1,420	100.0%
Other clinical and regulatory	2,434	1,793	641	35.8%
Subtotal	5,240	2,990	2,250	75.3%
Non-Clinical R&D and CMC
OVATION	1,819	1,504	315	20.9%
PlaCCine Vaccine	2,554	4,511	(1,957)	(43.4)%
Manufacturing (CMC)	2,026	2,283	(257)	(11.3)%
Subtotal	6,399	8,298	(1,899)	(22.9)%
Research and development expenses	11,639	11,288	351	3.1%
General and administrative expenses	7,493	9,742	(2,249)	(23.1)%
Total operating expenses	19,132	21,030	(1,898)	(9.0)%
Loss from operations	$(19,132)	$(21,030)	$(1,898)	(9.0)%

Research and Development Expenses

Research and development (“R&D”) expenses decreased $0.3 million to $11.6 million in 2024 from $11.3 million in 2023. Costs associated with the OVATION 2 Study were $1.4 and $1.2 million in 2024 and 2023, respectively. Costs associated with the PlaCCine Vaccine Study were $1.4 million in 2024. Other clinical and regulatory costs were $2.4 million in 2024 compared to $1.8 million in 2023. R&D costs associated with the development of IMNN-001 to support the OVATION 2 Study were $1.8 million in 2024, an increase from $0.3 million in same period of 2023. The development of the PLACCINE DNA vaccine technology platform decreased to $2.6 million in 2024 compared to $4.5 million in 2023. CMC costs decreased to $2.0 million in 2024 compared to $2.3 million in 2023.

General and Administrative Expenses

General and administrative expenses decreased to $7.5 million in 2024 compared to $9.7 million in 2023. This decrease is primarily attributable to the decrease in legal expenses of $1.4 million, employee related costs of $0.4 million, non-cash stock compensation expenses of $0.3 million, insurance costs of $0.1 million, and franchise tax of $0.2 million offset by higher consulting fees of $0.2 million.

Investment income and interest expense

The Company recognized interest expense of $0.2 million in 2023. As more fully discussed in Note 7 to our financial statements included in this Annual Report, in June 2021, the Company entered into a $10 million loan facility with Silicon Valley Bank. The Company immediately used $6 million from this facility to retire all outstanding indebtedness with Horizon Technology Finance Corporation. In connection with the SVB Loan Facility, the Company incurred $0.2 million in interest expense in 2023. In connection with the termination of the SVB Loan Facility in the second quarter of 2023, the Company paid early termination and end-of-term charges to SVB and recognized $0.3 million as a loss on debt extinguishment.

Investment income from the Company’s short-term investments was $0.5 million in 2024 compared to $1.2 million in 2023.

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

Financial Condition, Liquidity and Capital Resources

Since inception, we have incurred significant losses and negative cash flows from operations. We have financed our operations primarily through the net proceeds from the sales of equity, credit facilities and amounts received under our product licensing agreement with Yakult and our technology development agreement with Hisun. The process of developing IMNN-001 and other drug candidates and technologies requires significant research and development work and clinical trial studies, as well as significant manufacturing and process development efforts. We expect these activities, together with our general and administrative expenses, to result in significant operating losses for the foreseeable future. Our expenses have significantly and regularly exceeded our income, and we had an accumulated deficit of $407 million at December 31, 2024.

At December 31, 2024 we had total current assets of $8.0 million and current liabilities of $4.8 million, resulting in net working capital of $3.2 million. On December 31, 2024, we had cash and cash equivalents of $5.9 million. On December 31, 2023, we had total current assets of $18.2 million and current liabilities of $7.4 million, resulting in net working capital of $10.8 million. We have substantial future capital requirements to continue our research and development activities and advance our drug candidates through various development stages. The Company believes these expenditures are essential for the commercialization of its technologies.

Net cash used in operating activities for 2024 was $18.9 million. Our net loss of $18.6 million for 2024 included non-cash transactions of $0.5 million in non-cash stock-based compensation expense. On December 31, 2024, we had cash and cash equivalents of $5.9 million. See Financing Overview.

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

We have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act under the supervision, and with the participation, of our management, including our principal executive officer and principal financial officer. Based on that evaluation, our principal executive officer and principal financial officer concluded that as of December 31, 2024, which is the end of the period covered by this Annual Report, our disclosure controls and procedures were effective.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control-Integrated Framework. Based on its evaluation, management has concluded that the Company’s internal control over financial reporting is effective as of December 31, 2024.

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

(c)	Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting in the fiscal quarter ended December 31, 2024 that were identified in connection with our management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the year ended December 31, 2024, no directors or executive officers entered into, modified or terminated, contracts, instructions or written plans for the sale or purchase of the Company’s securities that were intended to satisfy the affirmative defense conditions of Rule 10b5-1.

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

Set forth below is certain information regarding our Company’s current directors, as well as our non-director executive officers.

NAME	AGE	POSITION(S)	CLASS
Frederick J. Fritz	74	Director	I
Christine Pellizzari	57	Director	I
James E. Dentzer	58	Director	II
Stacy R. Lindborg, Ph.D.	54	President, Chief Executive Officer and Director	II
Donald P. Braun, Ph.D.	75	Director	III
Michael H. Tardugno	74	Executive Chairman	III
Khursheed Anwer, Ph.D.	65	Executive Vice President and Chief Scientific Officer
Susan Eylward	45	General Counsel and Corporate Secretary
Douglas Faller, MD	72	Chief Medical Officer
David Gaiero	46	Chief Financial Officer

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

Ms. Christine A. Pellizzari. Ms. Pellizzari was appointed to our Board of Directors in June 2021. Ms. Pellizzari most recently served as the Chief Legal Officer and Human Resources Officer of Science 37 (formerly Nasdaq: SNCE), a developer of leading decentralized clinical trial solutions, where she had global responsibility for both the legal and human resource functions and also oversaw quality and privacy from 2021 through 2024. Immediately prior to joining Science 37, Ms. Pellizzari served as the General Counsel and Corporate Secretary of Insmed, Inc., (Nasdaq: INSM) a publicly traded biotech company focused on serious and rare diseases, from 2013 to 2018 and as Chief Legal Officer from 2018 to 2021. From 2007 through 2012 Ms. Pellizzari held various legal positions of increasing responsibility at Aegerion Pharmaceuticals, most recently as Executive Vice President, General Counsel and Corporate Secretary. Prior to Aegerion, Ms. Pellizzari was Senior Vice President, General Counsel and Secretary at Dendrite International, Inc., a formerly publicly traded company that provided sales effectiveness, promotional and compliance solutions to the pharmaceutical industry. Ms. Pellizzari joined Dendrite from the law firm of Wilentz, Goldman & Spitzer, where she specialized in health care transactions and related regulatory matters. Ms. Pellizzari has nearly three decades of relevant experience, including having served for over 25 years as Chief Legal Officer and General Counsel of publicly traded companies in biopharmaceutical and related industries. Ms. Pellizzari also serves on the board of directors of Tempest Therapeutics (Nasdaq: TPST), a public clinical-stage oncology company and Neurosense Therapeutics (Nasdaq: NRSN), a public clinical-stage development company advancing treatments for severe neurodegenerative diseases. Ms. Pellizzari received her Bachelor of Arts, cum laude, from the University of Massachusetts (Amherst) and her Juris Doctor degree from the University of Colorado School of Law. She is a member of Global Leaders in Law, Executive Women in Bio, Women Corporate Directors, National Association of Corporate Directors, Association of Corporate Counsel, Society for Corporate Governance and National Association of Stock Plan Professionals.

Class II Directors (Term expires in 2027)

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

Dr. Stacy R. Lindborg. Dr. Lindborg, a director since 2021, has served as President and Chief Executive Officer of the Company since May 2024. Dr. Lindborg, a globally recognized biostatistician, brings to Imunon nearly 30 years of pharmaceutical and biotech industry experience with a particular focus on R&D, regulatory affairs, executive management and strategy. She has worked with biologics, small molecules and cell therapies to address a broad range of diseases and disorders, including multiple Orphan drug products, along with extensive experience in early-stage development having taken molecules from first-in-human studies into the clinic, through regulatory approval and commercial launch. Prior to joining the Company, Dr. Lindborg held the position of co-Chief Executive Officer at Brainstorm Cell Therapeutics (Nasdaq: BCLI), which she joined in 2020, and where she also currently serves as an independent director since May 2024. From 2012 to 2020, she held positions of increasing responsibility at Biogen and served as Vice President for Global Analytics and Data Sciences. Prior to her time at Biogen, Dr. Lindborg had worked at Eli Lilly and Company (NYSE: LLY) since 1996 advancing through the organization to serve from 2010 to 2012 as Head of R&D Strategy with responsibility for characterizing the productivity of the portfolio and advancing key R&D strategy projects by connecting individual drug-development decisions to portfolio risk practices and driving fundamental R&D decisions to increase the number of drug launches. Dr. Lindborg received an M.A. and a Ph.D. in statistics from Baylor University. She has authored more than 50 abstracts, 200 presentations and 40 manuscripts that have been published in peer-reviewed journals. She has held numerous positions within the American Statistical Association and International Biometric Society and was elected Fellow in 2008.

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

Mr. Michael H. Tardugno. Mr. Tardugno was appointed President and Chief Executive Officer of the Company on January 3, 2007, and was elected to the Board of Directors on January 22, 2007. In October of 2014, Mr. Tardugno was appointed by our Board of Directors as our Chairman. Effective July 18, 2022, Mr. Tardugno transitioned from the roles of President, Chief Executive Officer and Chairman to the position of Executive Chairman of the Board. From March 15, 2024, Mr. Tardugno served as interim Chief Executive Officer until the appointment of Dr. Lindborg effective May 13, 2024. Prior to joining the Company and for the period from February 2005 to December 2006, Mr. Tardugno served as Senior Vice President and General Manager of Mylan Technologies, Inc., a subsidiary of Mylan Inc. From 1998 to 2005, Mr. Tardugno was Executive Vice President of Songbird Hearing, Inc., a medical device company spun out of Sarnoff Corporation. From 1996 to 1998, he was Senior Vice President of Technical Operations worldwide for a division of Bristol-Myers Squibb (NYSE: BMY), and from 1977 to 1995, he held increasingly senior executive positions including Senior Vice President of Worldwide Technology Development with Bausch & Lomb (NYSE, TSX: BLCO) and Abbott Laboratories (NYSE: ABT). Mr. Tardugno holds a B.S. degree from St. Bonaventure University and completed the Harvard Business School Program for Management Development.

Executive Officers

The following are the biographical summaries for each of our executive officers, other than Dr. Stacy R. Lindborg, whose biographical summary is described above. Each executive officer is elected by and serves at the pleasure of our Board of Directors.

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

Susan Eylward Ms. Eylward joined the Company in October 2024 as General Counsel and Corporate Secretary. Prior to her position with the Company, Ms. Eylward served as Senior Counsel at Science 37, Inc. (formerly Nasdaq: SNCE), a solutions organization focused on decentralized clinical trials, from January 2022 through April 2024, where she was responsible for a variety of complex legal matters, including, among others, corporate governance, securities compliance, executive compensation, and acquisitions. Prior to that, Ms. Eylward served as corporate counsel and Vice President at the Allstate Corporation (NYSE: ALL) during 2021, at National General Holdings Corp. (formerly Nasdaq: NGHC) from September 2014 through December 2020, and at Tower Group International, Ltd. (formerly Nasdaq: TWGP) from May 2009 through September 2014, and at each of the foregoing, she had responsibility for various corporate legal matters including governance, securities law, alternative investments and transactions. From 2004 through 2009, Ms. Eylward practiced law at Dewey & LeBoeuf LLP, where she represented public and private companies for equity and debt offerings, as well as mergers and acquisitions. Ms. Eylward received a Juris Doctor from New York Law School and a Bachelor of Arts in Accounting from Boston College.

Douglas Faller, MD Dr. Faller, an internationally recognized oncologist/hematologist and scientist, has nearly 30 years of pharmaceutical and biotech industry experience with a particular focus on clinical R&D, discovery, regulatory affairs, and strategy development. He has worked with small molecules, gene therapies, biologics and cell therapies to address a range of malignant and non-malignant diseases and disorders, including rare and genetic diseases, and neurological and neuropsychiatric disorders. He has extensive experience in early-stage development as well as global late-stage development and world-wide marketing approvals. He has taken molecules (including those discovered in his own academic laboratories) from first-in-human studies in the clinic, through registrational trials, international regulatory approvals and commercial launch. Prior to his position with the Company, Dr. Faller served as Chief Medical Officer of Skyhawk Therapeutics beginning in 2024, where he led the development of splicing modulators for the treatment of oncological and neurological disorders. From 2022 through 2024, he served as Chief Medical Officer of Oryzon Genomics, leading the development of epigenetic-modifying small molecules in oncology and neuropsychiatric disorders, and prior to that role, from 2015 through 2022, Dr. Faller was Executive Medical Director at Takeda Pharmaceuticals, where he led multiple programs in hematologic oncology, solid tumor malignancies and rare diseases, from first-in-human to global registrational trials and post-marketing trials. He was also extensively involved in Business Development for oncology, hematology and rare diseases. Dr. Faller was the scientific founder and CMO/CSO of Viracta Therapeutics, which he joined in 2019 and remained through 2021, after it became publicly traded and launched a pivotal trial of his therapeutic. Dr. Faller is the scientific founder or co-founder of four biopharma companies. Prior to working full-time in the biopharmaceutical industry, Dr. Faller was a professor at Harvard Medical School, and an attending physician at Brigham and Women’s Hospital, Boston Children’s Hospital and Dana-Farber Cancer Institute. He founded and directed the Comprehensive Cancer Center at Boston University, where he also served as the first Grunebaum Professor for Cancer Research, Vice-Chairman of the Department of Medicine, and Professor of Medicine, Biochemistry, Pediatrics, Microbiology, Pathology and Laboratory Medicine. Dr. Faller received a B.S. in biochemistry from the Massachusetts Institute of Technology, an MD from Harvard Medical School, and a PhD from the Massachusetts Institute of Technology in cancer molecular biology. He has authored more than 300 abstracts, 230 presentations and 375 manuscripts that have been published in peer-reviewed journals. He is certified in Internal Medicine, Hematology and Oncology, and is a Fellow of the American College of Physicians.

David Gaiero Mr. Gaiero joined the Company in May 2024 as Chief Financial Officer pursuant to a professional agreement (the “Agreement”) between the Company and Monomoy Advisors, LLC, a financial advisory services firm (“Monomoy”). He currently serves as a partner with Monomoy. Prior to joining Monomoy in May 2024, Mr. Gaiero served as Chief Financial Officer of Cyteir Therapeutics, Inc. Prior to joining Cyteir Therapeutics in December 2020, Mr. Gaiero served in various roles at Wave Life Sciences (Nasdaq: WVE) from July 2017 to December 2020, most recently serving as Interim Chief Financial Officer and prior to that, serving as Vice President and Corporate Controller. Prior to joining Wave Life Sciences, from September 2015 to July 2017, Mr. Gaiero served as Vice President and Corporate Controller of OvaScience, Inc. Prior to that, Mr. Gaiero held various positions of increasing responsibility and scope in finance and accounting at iRobot Corporation. Mr. Gaiero began his career in public accounting at PricewaterhouseCoopers LLP. Mr. Gaiero received a B.B.A. in Accounting from the University of Massachusetts, Amherst, and is a Certified Public Accountant in Massachusetts.

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

We have identified the following reports required to be filed by insiders under Section 16(a) of the Exchange Act that were not filed in a timely manner: one late report by Stacy Lindborg relating to one transaction and one late report by Donald Braun relating to one transaction.

To our knowledge, based solely on a review of the copies of reports furnished to us, we believe that during the year ended December 31, 2024, our executive officers, directors and greater than 10% stockholders complied with all Section 16(a) filing requirements.

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

Our Audit Committee assists our Board of Directors in fulfilling its responsibility to oversee management’s implementation of our financial reporting process. In discharging its oversight role, the Audit Committee reviewed and discussed the audited financial statements contained in our 2024 Annual Report on Form 10-K with our management and independent registered public accounting firm. Management is responsible for the financial statements and the reporting process, including the system of internal controls. Our independent registered public accounting firm is responsible for expressing an opinion on the conformity of those financial statements with accounting principles generally accepted in the U.S.

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

Insider Trading Policy

Our board of directors has adopted an insider trading policy which governs the purchase, sales, and/or other dispositions of our securities by directors, officers, and employees. Our insider trading policy is attached hereto as Exhibit 19 and incorporated herein. Our insider trading policy is designed to promote compliance with insider trading laws, rules and regulations and, among other things, prohibits our officers, directors, and employees from, among other things, engaging in short sales, transactions in derivative securities (including put and call options) or other forms of hedging transactions (i.e., zero-cost collars, equity swaps, exchange funds and forward sale contracts) that are designed to hedge or offset any decrease in the market value of equity securities (1) granted to the executive officer or director by the Company as part of the compensation of such individual, or (2) held, directly or indirectly, by the executive officer or director.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation of Executive Officers

This section discusses the material components of the executive compensation program for our executive officers who are named in the “2024 Summary Compensation Table” below. In 2024, our “named executive officers” and their positions were as follows:

●	Stacy Lindborg, our President and Chief Executive Officer;
●	Michael Tardugno, our Executive Chairman and former President and Chief Executive Officer;
●	Corinne Le Goff, our former President and Chief Executive Officer;
●	Khursheed Anwer, our Executive Vice President and Chief Scientific Officer;
●	David Gaiero, our Chief Financial Officer; and
●	Jeffrey Church, our former Executive Vice President, Chief Financial Officer and Corporate Secretary

2024 Summary Compensation Table

The following table sets forth information regarding the total compensation for services rendered in all capacities during the years ended December 31, 2024 and 2023, awarded to, paid to, or earned by each “Named Executive Officer.” All compensation awarded to, earned by, or paid to IMUNON’s Named Executive Officers is included in the table below for the years ended December 31, 2024 and 2023:

Name and Principal Position	Year	Salary	Bonus	Stock Awards(1)	Option Awards (2)	Non-Equity Incentive Plan Compensation (3)		All Other Compensation (4)	Total ($)

Stacy Lindborg (5)	2024	$341,954	$-	$26,500	$335,641		$-	$1,745	$705,839
President & CEO

Michael Tardugno (6)	2024	$336,639	$-	$-	$213,072		$-	$10,099	$559,810
Executive Chairman & former interim CEO

Corinne Le Goff (7)	2024	$148,869	$-	$-	$-		$-	$-	$148,869
Former President and CEO	2023	$658,080	$-	$-	$107,775		$274,959	$15,000	$1,055,814

Khursheed Anwer (8)	2024	$385,610	$-	$-	$87.678		$-	$149,125	$622,413
Executive VP & CSO	2023	$412,760	$-	$-	$47,900		$125,281	$94,218	$680,159

David Gaiero (9)	2024	$280,000	$-	$-	$-		$-	$-	$280,000
CFO

Jeffrey Church (10)	2024	$251,337	$-	$-	$9,816	$		$498,615	$759,768
Former Executive VP & CFO	2023	$441,296	$-	$-	$47,900		$115,726	$75,000	$679,922

(1)	The value reported for restricted stock awards is the aggregate grant date fair value of restricted stock granted to the Named Executive Officer in the year shown, determined in accordance with FASB ASC Topic 718.

(2)	The value reported for option awards is the aggregate grant date fair value of stock options granted to the Named Executive Officers in the years shown, determined in accordance with FASB ASC Topic 718, disregarding adjustments for forfeiture assumptions. The assumptions for making the valuation determinations are set forth in Note 11 to the Company’s financial statements for the years ended December 31, 2024 and December 31, 2023 included in the Company’s Annual Reports on Form 10-K for each of those years. With respect to Dr. Lindborg, the column includes the annual grant of options to Dr. Lindborg as part of the non-employee director compensation program.

(3)	Executives’ bonuses under our annual incentive program are based on the achievement of specific performance measures established at the beginning of the fiscal year by our Compensation Committee. Historically, our Compensation Committee has awarded the annual incentive bonus for each year in the first quarter of the following year. Our Compensation Committee has not approved the amount and the payment of the incentive bonus for 2024 for each of the Named Executive Officers in the form of stock awards and Non-Equity (Cash) Incentive Plan Compensation.

(4)

This column includes other compensation as indicated below and matching and discretionary contributions made by the Company for the Named Executive Officers under our 401(k) plan. Our matching contribution is equal to 50% of the employee’s deferrals under the plan up to 6% of the employee’s compensation, subject to applicable IRS limitations, and are made in shares of our common stock.

(5)

Dr. Lindborg, a director since 2021, joined the Company as President and Chief Executive Officer, effective as of May 13, 2024. Dr. Lindborg became a Named Executive Officer for the first time in 2024. For Dr. Lindborg, the amount in the “Salary” column reflects $14,838 that Dr. Lindborg received as her cash retainer for her service as a non-employee director prior to becoming the Company’s President and CEO in May 2024, as well as the base salary amount received by Dr. Lindborg during fiscal year 2024, which was pro-rated for the time served in her employee positions during fiscal year 2024. For Dr. Lindborg “All Other Compensation” for 2024 consists of a 401(k)-plan matching contribution of $1,745 in our common stock.

(6)	Mr. Tardugno, the Company’s Executive Chairman, served as the Company’s interim Chief Executive Officer from March 15, 2024 until May 13, 2024. For Mr. Tardugno, “All Other Compensation” for 2024 consists of a 401(k)-plan matching contribution of $10,099 in our common stock.

(7)	Dr. Le Goff joined the Company as President and Chief Executive Officer and as a director, effective as of July 18, 2022, and stepped down from these positions, effective March 15, 2024. For Dr. Le Goff, the amount in the “Salary” column reflects the base salary amount received by Dr. Le Goff during fiscal year 2024, which was pro-rated for the time served in her employee positions during fiscal year 2024.

(8)	For Dr. Anwer, “All Other Compensation” for 2024 consists of $133,000 for a retention bonus paid in July 2024, $5,775 for discretionary spending allowance and a 401(k)-plan matching contribution of $10,350 in our common stock.

(9)	Mr. Gaiero joined the Company as Chief Financial Officer, effective as of June 1, 2024. For Mr. Gaiero, the amount in the “Salary” column reflects the pro-rated amount received by Monomoy Advisors, LLC for the time served by Mr. Gaiero in his position of CFO during fiscal year 2024.

(10)	Mr. Church retired from the positions of Executive Vice President and Chief Financial Officer, effective as of June 1, 2024. For Mr. Church, the amount in the “Salary” column reflects the base salary amount received by Mr. Church during fiscal year 2024, which was pro-rated for the time served in his employee positions during fiscal year 2024. For Mr. Church “All Other Compensation” for 2024 consists of $428,615 in severance paid, in connection with his retirement, and $70,000 for consulting services he provided in 2024 post-retirement.

Narrative Disclosure to 2024 Summary Compensation Table

Potential Payments Upon Termination or Change in Control

Employment Arrangements

Employment Agreement with Stacy R. Lindborg, Ph.D.

The Company and Dr. Lindborg entered into an employment agreement effective as of May 31, 2024, in connection with her appointment as President and Chief Executive Officer. Pursuant to the Employment Agreement, the Company agreed to pay Dr. Lindborg an initial salary of $567,000 and a targeted annual performance bonus of 100% of her annual base salary (pro-rated for the year ended December 31, 2024). Dr. Lindborg also received (i) an option to purchase 112,500 shares of the Company’s common stock and (ii) an additional option to purchase 112,500 shares of the Company’s common stock following the Company’s 2024 annual meeting of stockholders. Both stock options will vest in equal fourths over four years, with the first 28,125 options vesting on the first anniversary of the date of grant and the remaining three-fourths vesting in equal parts on subsequent anniversaries of the grant date. Dr. Lindborg is eligible to receive a sign-on bonus from the Company of $200,000 subject to certain conditions. Dr. Lindborg’s initial term of employment pursuant to the Employment Agreement is one year, to be extended automatically by an additional year at the end of such term and each subsequent one-year term absent three months’ prior written notice by Dr. Lindborg or the Company. Following the effective date of her employment with the Company, Dr. Lindborg did not receive any additional compensation for her service on the Board. Dr. Lindborg’s employment agreement provides that, upon a termination of Dr. Lindborg’s employment by the Company without “cause” or by Dr. Lindborg for “good reason,” as each such term is defined in her employment agreement: (x) outside the Change in Control Protection Period (as defined in the employment agreement), (i) Dr. Lindborg will be entitled to receive an amount equal to 12 months of her then-current base salary, payable in equal monthly installments during the 12-month period following such termination and reimbursement of her COBRA premiums for up to 12 months, and (ii) all of her options and similar awards would generally remain exercisable for the remainder of the original term of the award, and (y) during the Change in Control Protection Period, (i) Dr. Lindborg will be entitled to receive an amount equal to 24 months of her then-current base salary, payable in equal monthly installments during the 12-month period following such termination and reimbursement of her COBRA premiums for up to 12 months, (ii) full acceleration of then-unvested portions of the options awarded to Dr. Lindborg in connection with her appointment as CEO and (iii) all of her options and similar awards would generally remain exercisable for the remainder of the original term of the award.

Employment Agreement with Corinne Le Goff

The Company and Dr. Le Goff entered into an employment agreement effective as of July 18, 2022, in connection with her appointment as President and Chief Executive Officer, Pursuant to the employment agreement, the Company agreed to pay Dr. Le Goff an initial salary of $624,000 and a signing bonus $50,000. Dr. Le Goff’s targeted annual performance bonus was 72% of her annual base salary (pro-rated for the year ended December 31, 2022). Dr. Le Goff also received (i) an option to purchase 177,000 shares of the Company’s common stock that vested with respect to 25% of the subject shares on July 18, 2023 and the remaining 75% percent to vest in equal quarterly installments thereafter such that the stock option would be fully vested and exercisable as of the fourth anniversary of July 18, 2022, and (ii) a restricted stock award of 53,000 restricted shares that vested on July 18, 2023. Dr. Le Goff did not receive any additional compensation for her service on the Board. The agreement had no set term of employment and provided that in the event of termination by the Company other than for cause, Dr. Le Goff would receive an amount equal to one year’s salary as severance payment. Effective March 15, 2024, Dr. Le Goff resigned from her positions as President, Chief Executive Officer and Director of the Company.

Employment Agreement with Michael H. Tardugno

Effective July 18, 2022, Mr. Tardugno transitioned from his roles as Chairman, President and Chief Executive Officer to the position of Executive Chairman of the Board. Mr. Tardugno and the Company entered into an employment agreement, effective as of July 18, 2022, that superseded the previous employment agreement with Mr. Tardugno. The agreement has a term ending on December 31, 2024, with the option for a one-year extension that was exercised. Under the agreement, the Company agreed to pay Mr. Tardugno a base salary of $500,000 (prorated to $240,000) for 2022 and a base salary of $350,000 for 2023 and 2024, and to reimburse him for all reasonable business expenses. Mr. Tardugno remains eligible for annual performance bonuses and equity awards and may participate in all compensation and benefit programs generally made available to other senior executives. In the event of termination by the Company other than for cause, Mr. Tardugno will receive an amount equal to one year’s salary as a severance payment.

Consulting Agreement with Monomoy Advisors, LLC

The Company and Monomoy Advisors, LLC (“Monomoy”), a financial advisory services firm, entered into a professional consulting agreement, effective as of June 1, 2024, in connection with the appointment of David Gaiero as the Company’s Chief Financial Officer. Pursuant to the Agreement, the Company agreed to pay Monomoy $35,000 per month for Mr. Gaiero’s service as the Company’s Chief Financial Officer.

Retirement and Consulting Agreement with Jeffrey Church

Effective June 1, 2024, Mr. Church retired from his roles as Executive Vice President, Chief Financial Officer and Corporate Secretary. On May 17, 2024, the Company and Mr. Church entered into a retirement and consulting agreement (the “Retirement and Consulting Agreement”) that superseded the previous employment agreement with Mr. Church, pursuant to which he agreed to provide the Company consulting services for a term ending on December 31, 2024, with an option for an agreed upon extension (the “Consulting Period”). During the Consulting Period, the Company agreed to pay Mr. Church a monthly retainer of $10,000, plus an additional $250 for each hour of services performed in excess of 40 hours per month. In addition, pursuant to the Retirement and Consulting Agreement, Mr. Church received (i) within 30 days following his Retirement Date, any accrued but unpaid salary and any unreimbursed business expenses incurred prior to his Retirement Date and (ii) a retirement bonus in the amount of $428,615. Mr. Church also remained eligible to receive a pro-rated bonus for 2024.

Employment Offer Letter with Khursheed Anwer

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

CIC Agreement

We have entered into an amended and restated double-trigger change in control severance agreement (CIC Agreement) with Mr. Tardugno to provide severance benefits to him should his employment terminate in certain circumstances in connection with a change in control of the Company (a “CIC”).

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

Material Terms of Equity Grants During 2024

Each of the equity awards granted to the Named Executive Officers in 2024 was granted under, and is subject to, the terms of the IMUNON, INC. 2018 Stock Incentive Plan (the “2018 Plan”). The 2018 Plan is administered by the Compensation Committee, which has authority to interpret the plan provisions and make all required determinations under the plan. This authority includes making required proportionate adjustments to outstanding awards upon the occurrence of certain corporate events such as reorganizations, mergers, and stock splits, and making provision to ensure that any tax withholding obligations incurred in respect of awards are satisfied. Awards granted under the plan are generally only transferable to a beneficiary of a Named Executive Officer upon his death. Under the terms of the 2018 Plan, if there is a change in control of the Company, each Named Executive Officer’s outstanding awards granted under the plan will generally terminate, unless the Compensation Committee provides for the substitution, assumption, exchange or other continuation or settlement (in cash, securities, or property) of the outstanding awards. The Compensation Committee has the discretion to provide for outstanding awards to become vested in connection with a change in control. The Compensation Committee does not take material nonpublic information into account when determining the timing and terms of equity awards. The Company does not time the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation.

Each option granted to the Named Executive Officers in 2024 was granted with a per-share exercise price equal to the closing price of our common stock on the grant date. Each option is scheduled to vest in three installments, with one-half vesting on the date of grant and one-fourth vesting on the first and second anniversary of the date of the grant, subject in each case to the executive’s continued employment through the applicable vesting date and has a maximum term of ten years. However, vested options may terminate earlier in connection with a change in control transaction or a termination of the Named Executive Officer’s employment. Subject to any accelerated vesting that may apply in the circumstances, the unvested portion of the option will immediately terminate upon a termination of the Named Executive Officer’s employment.

Each share of restricted stock granted to Dr. Lindborg in 2024 is scheduled to fully vest on the first anniversary of the grant date, subject to the executive’s continued employment through the applicable vesting date. Subject to any accelerated vesting that may apply in the circumstances, the unvested portion of the restricted stock will immediately terminate upon the termination of the Named Executive Officer’s employment.

The following table sets forth the stock options and restricted stock shares granted to our named executive officers in the 2024 fiscal year.

Named Executive Officer	2024 Stock Options Granted	2024 Restricted Stock Shares Granted
Stacy Lindborg	293,102	25,000
Michael Tardugno	207,926	-
Corinne Le Goff	-	-
Khursheed Anwer	90,653	-
David Gaiero	-	-
Jeff Church	12,500	-

2024 Outstanding Equity Awards at Year-End

The following table summarizes the number of shares of the Company’s common stock underlying outstanding equity incentive plan awards for each Named Executive Officer as of December 31, 2024. None of the Named Executive Officers held any other outstanding stock awards as of December 31, 2024.

				Option Awards
Name	Grant Date	Number of Shares or Units of Stock		No. of Securities Underlying Unexercised Options (#) Exercisable	No. of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date

Michae H. Tardugno	10/3/2019			4,333	-		$25.80	10/3/2029
	3/04/2022			80,000	-		$4.60	3/04/2032
	6/13/2022			90,000	-		$1.93	6/13/2032
	3/17/2023			16,667	8,333	(1)	$1.32	3/17/2033
	3/15/2024			6,250	6,250	(2)	$0.86	3/15/2034
	6/12/2024			50,000	50,000	(2)	$1.22	6/12/2034
	9/6/2024			41,463	41,463	(2)	$1.04	9/6/2034
	12/18/2024			6,250	6,250	(2)	$0.83	12/18/2034

Stacy R. Lindborg PhD	6/4/2021			2,666	-		$18.60	6/4/2031
	3/4/2022			2,500	-		$4.60	3/4/2034
	6/13/2022			2,500	-		$1.93	6/13/2032
	3/17/2023			1,333	667	(1)	$1.32	3/17/2033
	3/15/2024			2,250	2,250	(2)	$0.86	3/15/2034
	5/13/2024			-	112,500	(2)	$1.48	5/13/2034
	6/12/2024			-	112,500	(2)	$1.22	6/12/2034
	9/6/2024			31,801	31,801	(2)	$1.04	9/6/2034
	9/6/2024	25,000	(3)

Jeffrey Church	10/3/2019			2,334	-		$25.80	10/3/2029
	6/13/2022			33,333	-		$1.93	6/13/2032
	3/17/2023			26,667	-		$1.32	3/17/2033
	3/15/2024			12,500	-		$0.86	3/15/2034

Khursheed Anwer	10/3/2019			2,832	-		$25.80	10/3/2029
	3/04/2022			20,000	-		$4.60	3/04/2032
	6/13/2022			20,000	-		$1.93	6/13/2032
	3/17/2023			26,667	13,333	(1)	$1.32	3/17/2033
	3/15/2024			12,500	12,500	(2)	$0.86	3/15/2034
	6/12/2024			12,500	12,500	(2)	$1.22	6/12/2034
	9/6/2024			20,327	20,327	(2)	$1.04	9/6/2034

(1)	Each of these stock option grants vest in three equal installments, with one-third of the grant vesting each immediately, on the first anniversary, and on the second anniversary of the date of grant.
(2)	Each of these stock option grants vest one half of the grant vesting on date of grant and one-fourth on the first and second anniversary of the date of grant.
(3)	Dr. Lindborg received a restricted stock grant, which vests fully on the first anniversary of date of the grant.

Director Compensation

2024 Non-Employee Director Compensation Table

The following table sets forth the cash and non-cash compensation paid to the Company’s directors who were not employed by the Company or any of its subsidiaries (“Non-Employee Directors”) for the year ended December 31, 2024. Other than as set forth in the table, we did not pay any compensation, make any equity awards or non-equity awards to, or pay any other compensation to any of the Non-Employee Directors in 2024. The compensation paid to any director who was also one of our employees during fiscal year 2024 is presented in the “2024 Summary Compensation Table” and the information that follows that table. Such employee directors did not receive separate compensation for their service on the Board of Directors or any of its Committees (other than Dr. Lindborg prior to her appointment as CEO and President of the Company as described in Footnote (1) below).

Name (1)	Fees Earned ($)	Option Awards ($) (2)	Total ($)
James E. Dentzer	51,839	12,144	63,983
Frederick J. Fritz	93,419	13,309	106,728
Donald P. Braun	58,949	12.651	71,600
Christine A. Pellizzari	41,039	13,456	54,495

(1)	Dr. Lindborg did not participate in the non-employee director compensation program following her appointment as CEO and President of the Company. The compensation received by Dr. Lindborg during 2024, including the compensation received solely for her service as a non-employee director, is reported in the Summary Compensation Table above. Mr. Tardugno and Dr. Le Goff are not shown in this table because they were compensated as officers for the years shown and did not receive any additional director compensation.

(2)	The value reported for Option Awards is the aggregate grant date fair value of stock options granted to each Director in 2024, determined in accordance with FASB ASC Topic 718. The assumptions for making the valuation determinations are set forth in Note 11 to our financial statements. As of December 31, 2024, Mr. Dentzer had 17,301 option awards outstanding; Mr. Fritz had 32,070 option awards outstanding; Dr. Braun had 28,905 option awards outstanding; and Ms. Pellizzari had 23,630 option awards outstanding.

The following table sets forth stock option grants awarded to the Company’s Non-Employee Directors for the year ended December 31, 2024. Employee directors do not receive separate equity awards for service on the Board of Directors or any of the Board committees. Dr. Lindborg did not participate in the non-employee director compensation program following her appointment as CEO and President of the Company. Equity awards received by Dr. Lindborg during 2024 for her service as a non-employee director are reported in the Summary Compensation Table above.

	Non-Employee Director Stock Option and Grant Awards Table
Name	Number of Options Granted (#) (1)	Exercise Price ($)	Grant Date	Expiration Date	Grant Date Fair Value ($)

James E. Dentzer	4,500	$0.86	3/15/2024	3/15/2034	$0.79
	4,500	$1.22	6/12/2024	6/12/2034	$1.12
	3,634	$1.04	9/6/2024	9/6/2034	$0.99

Frederick J. Fritz	3,500	$0.86	3/15/2024	3/15/2034	$0.79
	3,500	$1.22	6/12/2024	6/12/2034	$1.12
	6,737	$1.04	9/6/2024	9/6/2034	$0.99

Donald P. Braun	3,500	$0.86	3/15/2024	3/15/2034	$0.79
	3,500	$1.22	6/12/2024	6/12/2034	$1.12
	6,072	$1.04	9/6/2024	9/6/2034	$0.99

Christine A. Pellizzari	4,500	$0.86	3/15/2024	3/15/2034	$0.79
	4,500	$1.22	6/12/2024	6/12/2034	$1.12
	4,964	$1.04	9/6/2024	9/6/2034	$0.99

(1)	Each of these stock option grants vests with one-half of the grant vesting on the date of grant and one fourth of the grant vesting on each of the first and second anniversary of the date of grant, subject to the applicable director’s continued service as a member of our Board through each applicable vesting date.

During the year ended December 31, 2024, each Non-Employee Director of the Company received annual cash compensation in the amount of $27,450 payable in quarterly installments, and an additional $1,980 for attendance at regular meetings of the Board of Directors and $1,080 for each meeting of a committee of the Board of Directors that was not held in conjunction with a meeting of the Board of Directors. Each Non-Employee director is reimbursed for the out-of-pocket costs of attending meetings of the Board of Directors and of committees of the Board of Directors. In 2024, the Chairman of the Audit Committee received an additional annual cash fee of $12,150 and the Chairman of the Compensation Committee received an additional annual cash fee of $9,450.

Acting on behalf of the Board of Directors, Mr. Fritz also received fees totaling $43,200 in 2024 for his role as a Board Liaison to our Board of Directors. Mr. Fritz’s responsibilities as Board Liaison include the following: (i) serve as an initial sounding board for our management regarding issues, matters, or communications to be brought or potentially to be brought before the Board of Directors; (ii) provide input and feedback to management regarding strategic matters, business matters, major scientific, clinical, collaboration, or corporate development matters, key personnel matters, or other items of significance regarding which management would like to obtain initial or further Board guidance, including, but not limited to, guidance regarding timing and content of communications regarding such matters or items with the full Board or any of its committees; (iii) remain accessible to management to provide guidance on business or strategy issues or other issues of significance on an as-needed basis; (iv) participate in meetings and relevant discussions as requested by management; (v) conduct general advisory or liaison services to the Board, including relaying to management requests from other members of the Board regarding desired additional information or clarification or suggestions or feedback regarding improvement in Board processes or communications; (vi) serve as a conduit for informal communications between management and the Board; and (vii) any other such services established by the Board from time to time.

Acting on behalf of our Board of Directors, Dr. Braun also received fees totaling $22,500 in 2024 for his role as a strategic advisor to our Executive Chairman and our Chief Executive Officer. Dr. Braun’s responsibilities as a strategic advisor include the following: (i) provide strategic and tactical advice to our Chief Executive Officer; (ii) evaluate international subsidiary options; (iii) develop strategies to secure business relationships other than in the U.S.; and (iv) having done both (ii) and (iii), develop high potential ex-US market strategies that address the objectives for broad and profitable sales of its commercial products.

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

The following table is furnished by the Company and sets forth certain information known to the Company regarding the beneficial ownership of the Company’s common stock as of February 21, 2025 by:

●	each person or group known by us to own beneficially more than 5% of the Company’s outstanding common stock;
●	each of our directors, as well as each executive officer named in the Summary Compensation Table appearing under the heading “Executive Compensation;” and
●	our directors and executive officers as a group.

We determine beneficial ownership in accordance with the rules of the SEC. Under SEC rules, beneficial ownership for purposes of this table takes into account shares as to which the individual has voting or investment power (including shares held indirectly through the Imunon, Inc. 401(k) Plan), as well as shares that may be acquired within 60 days of February 21, 2025. Shares of common stock subject to options that are currently exercisable or that become exercisable within 60 days of February 21, 2025, are treated as outstanding and beneficially owned by the holder of such options. However, these shares are not treated as outstanding for purposes of computing the percentage ownership of any other person. Unless otherwise indicated or as to the interests of spouses, the persons included in the table have sole voting and investment power with respect to all shares beneficially owned thereby. Percentage ownership calculations are based on 14,620,732 shares outstanding as of February 21, 2025.

NAME OF BENEFICIAL OWNER	NUMBER OF SHARES OF COMMON STOCK BENEFICIALLY OWNED (1)	PERCENT OF SHARES OF COMMON STOCK OUTSTANDING (2)
Ayrton Capital LLC (3)	1,250,000	7.88%

James E. Dentzer* (4)	12,109	**
Frederick J. Fritz* (5)	37,843	**
Donald P. Braun* (6)	48,841	**
Christine Pellizzari* (7)	17,773	**
Michael H. Tardugno* (8)	375,562	2.57%
Stacy Lindborg* (9)	72,898	**
Khursheed Anwer* (10)	147,265	1.01%
Jeffrey Church* (11)	77,172	**
Susan Eylward*	-	**
Douglas Faller MD*	-	**
David Gaiero*	-	**
Corrine LeGoff* (12)	53,000	**
Directors and Executive Officers as a group (12 persons) (13)	842,463	5.76%

*	The address of each of the individuals named is c/o IMUNON, INC., 997 Lenox Drive, Suite 100, Lawrenceville, NJ 08648.

**	Less than one percent.

(1)	Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

(2)	Based on 14,620,732 shares of common stock outstanding as of February 21, 2025

(3)	Based on the Schedule 13G filed by Ayrton Capital, LLC (“Ayrton Capital”) on February 13, 2025, reporting beneficial ownership as of December 31, 2024 and represents shares of Common Stock issuable on the exercise of certain warrants held by the reporting persons. The Schedule 13G provides information only as of December 31, 2024, and, consequently, the beneficial ownership of the abovementioned reporting person may have changed between December 31, 2024 and February 21, 2025. Shares reported herein were held by Alto Opportunity Master Fund, SPC – Segregated Master Portfolio B, a Cayman Islands exempted company (the “Fund”). The Fund is a private investment vehicle for which Ayrton Capital LLC, a Delaware limited liability company (the “Investment Manager”), serves as the investment manager. Waqas Khatri serves as the managing member of the Investment Manager. The address of the principal business and office of Ayrton Capital LLC and its affiliates is 55 Post Rd West, 2nd Floor, Westport Ct, 06880.

(4)	Includes 12,109 shares of common stock underlying options currently exercisable or exercisable within 60 days of February 21, 2025.

(5)	Includes 11,766 shares of common stock and 26,077 shares of common stock underlying options currently exercisable or exercisable within 60 days of February 21, 20255.

(6)	Includes 25,597 shares of common stock and 23,244 shares of common stock underlying options currently exercisable or exercisable within 60 days of February 21, 2025.

(7)	Includes 17,773 shares of common stock underlying options currently exercisable or exercisable within 60 days of February 21, 2025.

(8)	Includes 69,141 shares of common stock and 306,421 shares of common stock underlying options currently exercisable or exercisable within 60 days of February 21, 2025.

(9)	Includes 28,056 shares of common stock and 44,842 shares of common stock underlying options currently exercisable or exercisable within 60 days of February 21, 2025.

(10)	Includes 12,855 shares of common stock and 134,410 shares of common stock underlying options currently exercisable or exercisable within 60 days of February 21, 2025.

(11)	Includes 2,338 shares of common stock and 74,834 shares of common stock underlying options currently exercisable or exercisable within 60 days of February 21, 2025.

(12)	Includes 53,000 shares of common stock.

(13)	Includes 202,753 of common stock and 639,710 shares of common stock underlying options currently exercisable or exercisable within 60 days of February 21, 2025.

Equity Compensation Plan Information as of December 31, 2024

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights (1)	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)

Equity compensation plans approved by securityholders	1,555,073	(2)	$2.03	420,000	(3)
Equity compensation plans not approved by securityholders	130,500	(4)	1.07	–
Total	1,685,573		$1.95	420,000

(1)	Represents the weighted average exercise price of outstanding stock options and does not take into account restricted stock awards, which do not have an exercise price.

(2)	Includes both vested and unvested options to purchase common stock and unvested stock grants under the 2018 Plan. These awards have a weighted average remaining term of 8.7 years.

(3)	Represents shares available for award grant purposes under the 2018 Plan. Subject to certain express limits of the plan, shares available under the plan generally may be used for any type of award authorized under that plan including options, stock appreciation rights, restricted stock and other forms of awards granted or denominated in shares of our common stock or units of our common stock.

(4)	Includes both vested and unvested options to purchase common stock and unvested stock grants under inducement grants provided certain employees as an inducement to accept employment with the Company. These awards have a weighted average remaining term of 9.5 years. These grants are similar to those granted under the 2018 Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Director Independence

In accordance with the rules of the SEC and Nasdaq, the Company requires that at least a majority of the directors serving at any time on the Board of Directors be independent. The Board has determined that of the six currently serving directors, four directors (Dr. Braun, Messrs. Dentzer and Fritz and Ms. Pellizzari) are independent under applicable SEC and Nasdaq rules.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Withum, Brown + Smith PC (“Withum”) has served as our independent accountants since 2017 and has advised us that neither Withum nor any of its members has, or has had in the past three years, any financial interest in the Company or any relation to the Company other than as auditors and accountants.

The following table presents fees as invoiced for professional audit services rendered for the fiscal years ended December 31, 2024 and December 31, 2023, and fees for other services rendered during those periods:

	2024		2023
FEE CATEGORY	AMOUNT	% OF TOTAL	AMOUNT	% OF TOTAL
Audit Fees	$144,240	68%	$150,000	60%
Audit Related Fees	10,200	5	9,705	4
Tax Fees	12,272	6	13,750	5
All Other Fees	45,240	21	78,885	31
Total Fees	$211,952	100%	$252,340	$100%

Audit fees consist of fees for professional services rendered by Withum for the audits of our annual financial statements in our Annual Reports on Form 10-K and for reviews of the quarterly financial statements included in the Company’s Quarterly Reports on Form 10-Q. Audit-related fees pertain to the work performed during our equity offerings in 2024 and 2023. Tax fees consist of fees for preparation of the Company’s federal and state tax returns. All other fees consist of fees for attendance at the Company’s annual meetings, review of registration statements and similar matters.

Services by Employees of Withum

No part of Withum’s engagement to audit the Company’s financial statements for the years ended December 31, 2024 and 2023 was attributable to work performed by persons other than Withum’s full-time, permanent employees.

Audit Committee Policy on Approval of Audit and Non-Audit Services

It is the policy of the Audit Committee to pre-approve all audit and permissible non-audit services provided by our independent accountants, in accordance with rules prescribed by the SEC. These services may include audit services, audit-related services, tax services, and other services. Pre-approval is based on a written proposal, accompanied by a cost estimate, and estimated budget. The Audit Committee has delegated to its chairman the authority to pre-approve audit and non-audit services with an estimated cost of up to $25,000, provided the exercise of such authority is reported to the Audit Committee at its next regular meeting. The Audit Committee reserves the right, from time to time, to delegate pre-approval authority to other of its members, so long as such members are independent directors. All audit and permissible non-audit services during 2024 and 2023 were approved by the Audit Committee in accordance with its pre-approval policy and the approval requirements of the SEC.

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

3. EXHIBITS

The following documents are included as exhibits to this report:

EXHIBIT NO.	DESCRIPTION

2.1*	Asset Purchase Agreement dated as of June 6, 2014, by and between Imunon, Inc. and EGEN, Inc., incorporated herein by reference to Exhibit 2.1 to the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2014 (SEC File No. 001-15911).

2.2	Amendment to Asset Purchase Agreement between Celsion Corporation and EGWU, Inc., dated March 28, 2019 incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on April 1, 2019 (SEC File No. 001-15911).

3.1	Amended and Restated Certificate of Incorporation of Imunon, dated March 24, 2023, incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Company filed on March 24, 2023 (SEC File No. 001-15911).

3.2	Amended and Restated Bylaws of the Company, effective on March 15, 2024, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Company, filed on March 18, 2024 (SEC File No. 001-15911).

4.1	Form of Representative’s Common Stock Purchase Warrant, incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K of the Company, filed on October 31, 2017 (SEC File No. 001-15911).

4.2	Form of Placement Agent Common Stock Purchase Warrant incorporated herein by reference to Exhibit 4.4 to the Current Report on Form 8-K of the Company, filed on July 11, 2017 (SEC File No. 001-15911).

4.3	Form of Amended and Restated Warrant (issued under First Amendment of Venture Loan and Security Agreement, dated as of August 1, 2020, by and among Imunon, Inc., Horizon Funding I, LLC, Horizon Funding Trust 2019-1, and Horizon Technology Finance Corporation, as Collateral Agent), incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K of the Company, filed on September 4, 2020 (SEC File No. 001-15911).

4.4	Form of Exchange Warrant, incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K of the Company, filed on March 13, 2020 (SEC File No. 001-15911).

4.5	Warrant to purchase Shares of Common Stock of Celsion Corporation between Celsion Corporation and EGWU, Inc., dated March 28, 2019, incorporated herein by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q of the Company for the quarter ended March 31, 2019 (SEC File No. 001-15911).

4.6	Form of Warrant, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of the Company filed on July 31, 2024 (SEC file No. 001-15911).

4.7+	Description of Securities of the Registrant

10.1***	Imunon, Inc. 2007 Stock Incentive Plan, as amended, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company, filed on May 16, 2017 (SEC File No. 001-15911).

10.2	Form Inducement Offer to Exercise Common Stock Purchase Warrants, incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2017 (SEC File No. 001-15911).

10.3***	Imunon, Inc. 2018 Stock Incentive Plan, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed May 15, 2018 (SEC File No. 001-15911).

10.4***	First Amendment to the Imunon, Inc. 2018 Stock Incentive Plan, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company, filed on May 15, 2019 (SEC File No. 001-15911).

10.5***	Second Amendment to the Imunon, Inc. 2018 Stock Incentive Plan, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company, filed on June 16, 2020 (SEC File No. 001-15911).

10.6***	Third Amendment to the Celsion Corporation 2018 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company, filed with the Commission on June 10, 2021 (SEC File No. 001-15911).

10.7***	Form of Incentive Stock Option Grant Agreement under the 2018 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Company for the quarter ended March 31, 2024 (SEC File No. 001-15911).

10.8***	Form of Restricted Stock Agreement under the 2018 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of the Company for the quarter ended March 31, 2024 (SEC File No. 001-15911).

10.9***	Form of Nonqualified Stock Option and Restricted Stock Grant Agreement for employment inducement awards, incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed on August 29, 2024 (No. 333-281833).

10.10***	Employment Offer Letter, entered into on June 15, 2010, between the Company and Jeffrey W. Church, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on June 18, 2010 (SEC File No. 001-15911).

10.11***	Employment Offer Letter effective as of June 2, 2014, between the Company and Khursheed Anwer incorporated herein by reference to Exhibit 10.27 to the Annual Report of the Company for the year ended December 31, 2014 (SEC File No. 001-15911).

10.12***	Employment Agreement between the Company and Michael H. Tardugno, effective as of July 18, 2022, incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Company filed with the Commission on July 19, 2022 (SEC File No. 001-15911).

10.13***	Employment Agreement between the Company Corporation and Corinne Le Goff, effective as of July 18, 2022 incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed with the Commission on July 19, 2022 (SEC File No. 001-15911).

10.14***	Amended and Restated Change in Control Agreement dated as of September 6, 2016, by and between the Company and Michael H. Tardugno, incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2016 (SEC File No. 001-15911).

10.15***	Employment Agreement, dated as of May 3, 2024, between the Company and Stacy Lindborg, Ph.D., incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on May 8, 2024 (SEC File No. 001-15911).

10.16***	Retirement and Consulting Agreement, dated May 17, 2024, between Imunon, Inc. and Jeffrey Church, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on May 20, 2024 (SEC File No. 001-15911).

10.17***	Consulting Agreement, dated April 15, 2024, by and between Imunon, Inc. and Monomoy Advisors, LLC incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Company filed on May 20, 2024 (SEC File No. 001-15911).

10.18***	Offer Letter of Employment, dated October 2, 2024, between Imunon, Inc. and Susan Eylward, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on October 7, 2024 (SEC File No. 001-15911).

10.19***	Separation Agreement, dated August 9, 2024 by and between the Company and Sébastien Hazard, M.D., incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2024 (SEC file No. 001-15911).

10.20*	Development, Product Supply and Commercialization Agreement, effective December 5, 2008, by and between the Company and Yakult Honsha Co., Ltd., incorporated herein by reference to Exhibit 10.15 to the Annual Report of the Company for the year ended December 31, 2008 (SEC File No. 001-15911).

10.21*	The 2nd Amendment to The Development, Product Supply and Commercialization Agreement, effective January 7, 2011, by and between the Company and Yakult Honsha Co., Ltd. incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on January 18, 2011 (SEC File No. 001-15911).

10.22*	Technology Development Agreement effective as of May 7, 2012, by and between Imunon, Inc. and Zhejiang Hisun Pharmaceutical Co. Ltd., incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2012 (SEC File No. 001-15911).

10.23*	Technology Development Contract dated as of January 18, 2013, by and between Imunon, Inc. and Zhejiang Hisun Pharmaceutical Co. Ltd., incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Company for the quarter ended March 31, 2013 (SEC File No. 001-15911).

10.24	Lease Agreement, executed July 21, 2011, by and between Imunon, Inc. and Brandywine Operating Partnership, L.P., incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on July 25, 2011 (SEC File No. 001-15911).

10.25	First Amendment to Lease Agreement, executed April 20, 2017, by and between Imunon, Inc. and Lenox Drive Office Park, LLC, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 10-Q of the Company filed on November 14, 2017 (SEC File No. 001-15911).

10. 26	Second Amendment to Lease Agreement, dated January 9, 2019, by and between Celsion Corporation and Lenox Drive Office Park, LLC, successor in interest to Brandywine Operating Partnership, L.P., incorporated herein by reference to Exhibit 10-Q to the Current Report on Form 10-Q of the Company for the quarter ended March 31, 2019 (SEC File No. 001-15911).

10.27	Lease Agreement dated January 15, 2018, by and between Imunon, Inc. and HudsonAlpha Institute of Biotechnology for office and lab space located in Huntsville, Alabama incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of the Company for the quarter ended March 31, 2018 (SEC File No. 001-15911).

10.28	Settlement Agreement and Release, by and between the plaintiff to the shareholder action captioned O’Connor v. Braun, et al., N.J. Super., Dkt. No. MERC-00068-19, William J. O’Connor, derivatively on behalf of Imunon, Inc. and individually on behalf of himself and all other similarly situated stockholders of Imunon, Inc. and defendants, incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Company, filed on June 16, 2020 (SEC File No. 001-15911).

10.29	Form of Exercise Agreement, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company, filed on March 13, 2020 (SEC File No. 001-15911).

10.30	At the Market Offering Agreement, dated May 25, 2022 by and between Celsion Corporation and H.C. Wainwright & Co. LLC, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company, filed on May 25, 2022, (SEC File NO. 001-15911).

10.31	Amendment No. 1, dated May 15, 2024, to At the Market Offering Agreement, by and between Imunon, Inc. and H.C. Wainwright & Co. LLC, incorporated by reference to Exhibit 1.3 to the Company’s Registration Statement on Form S-3 (No. 333-279425) filed on May 15, 2024.

10.32

Form of Securities Purchase Agreement, dated as of July 30, 2024, by and among the company and each purchaser party thereto, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company, filed on July 31, 2024 (SEC File o. 001-15911).

10.33***	Imunon, Inc. 2018 Stock Incentive Plan, as amended as of June 14, 2023, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company, filed with the Commission on June 15, 2023 (SEC File 001-15911).

19+	Insider Trading Policy

21.1+	Subsidiaries of Imunon, Inc.

23.1+	Consent of WithumSmith+Brown, PC, independent registered public accounting firm for the Company.

31.1+	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1^	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2^	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Compensation Recovery Policy, incorporated herein by reference to Exhibit 97 to the Annual Report of the Company for the year ended December 31, 2023 (SEC File No. 001-15911).

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

101**	The following materials from the Company’s Annual Report for the fiscal year ended December 31, 2024, formatted in XBRL (Extensible Business Reporting Language): (i) the audited Consolidated Balance Sheets, (ii) the audited Consolidated Statements of Operations, (iii) the audited Consolidated Statements of Comprehensive Loss, (iv) the audited Consolidated Statements of Cash Flows, (v) the audited Consolidated Statements of Changes in Stockholders’ Equity and (vi) Notes to Financial Statements.

*	Portions of this exhibit have been omitted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, amended, and the omitted material has been separately filed with the Securities and Exchange Commission.
+	Filed herewith.
^	Furnished herewith.
**	XBRL information is filed herewith.
***	Management contract or compensatory plan or arrangement.

ITEM 16.	FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMUNON, INC.
Registrant

February 27, 2025	By:	/s/ Stacy Lindborg, Ph.D.
Stacy Lindborg, Ph.D.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Position	Date

/s/ MICHAEL H. TARDUGNO	Executive Chairman of the Board	February 27, 2025
(Michael H. Tardugno)

/s/ STACY R. LINDBORG, Ph.D.	President, Chief Executive Officer and Director	February 27, 2025
(Stacy R Lindborg, Ph.D.)	(Principal Executive Officer)

/s/ DAVID GAIERO	Chief Financial Officer	February 27, 2025
(David Gaiero)	(Principal Financial Officer and Principal Accounting Officer)

/s/ FREDERICK J. FRITZ	Director	February 27, 2025
(Frederick J. Fritz)

/s/ JAMES E. DENTZER	Director	February 27, 2025
(James E. Dentzer)

/s/ DONALD BRAUN	Director	February 27, 2025
(Donald Braun, Ph.D.)

/s/ CHRISTINE PELLIZZARI	Director	February 27, 2025
(Christine A. Pellizzari)

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of

Imunon Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Imunon Inc. as of December 31, 2024 and 2023, and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Imunon Inc. as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt Regarding Going Concern

The accompanying consolidated financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the entity has suffered recurring losses from operations, has negative cashflows from operations, and has a significant accumulated deficit, that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Classification of Warrants

Critical Audit Matter Description

As described in Note 10 and 12 to the financial statements, in July 2024, the Company sold 5,000,000 shares of common stock at an offering price of $2.00 per share and warrants to purchase up to 5,000,000 shares of common stock, at a exercise price of $2.00 per share, for net proceeds of approximately $9 million. The Company determined that the Warrants met all the criteria for equity classification and recorded them as a component of additional paid-in capital upon the closing of the transaction in July 2024.

We identified the determination of the financial statement classification of the Warrants as a critical audit matter. Our principal considerations included the existence of accounting complexities related to certain provisions of the warrant agreement, including settlement provisions and derivative elements in applying the accounting standard. Auditing these elements involved especially complex auditor judgment due to the terms of the applicable agreement, including the extent of specialized knowledge and skills needed.

How We Addressed the Matter in Our Audit

●	Evaluating the appropriateness of management’s application of the accounting guidance in determining the classification of the warrants in the financial statement by i) reviewing the relevant terms of the warrant agreement, (ii) evaluating the completeness and accuracy of the Company’s technical accounting analysis and the application of the relevant accounting literature.

●	Utilizing personnel with specialized knowledge and skills in technical accounting to assist in: (i) evaluating the terms of the warrant agreement in relation to the relevant accounting literature, and (ii) assessing the appropriateness of conclusions reached by the Company.

/s/ WithumSmith+Brown, PC

WithumSmith+Brown, PC

We have served as Imunon Inc.’s auditor since 2017.

East Brunswick, New Jersey

February 26, 2025

PCAOB ID Number 100

IMUNON, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$5,872,767	$5,838,566
Investment in debt securities - available for sale, at fair value	-	9,857,087
Advances and deposits on clinical programs and other current assets	2,136,192	2,545,051
Total current assets	8,008,959	18,240,704

Property and equipment (at cost, less accumulated depreciation and amortization)	541,272	751,906

Other assets:
Deferred income tax asset	-	1,280,385
Operating lease right-of-use assets, net	1,117,133	1,595,074
Deposits and other assets	50,000	50,000
Total other assets	1,167,133	2,925,459

Total assets	$9,717,364	$21,918,069

See accompanying notes to the consolidated financial statements.

IMUNON, INC.

CONSOLIDATED BALANCE SHEETS

(Continued)

	December 31,
	2024	2023
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable – trade	$1,300,026	$3,515,192
Other accrued liabilities	3,033,747	3,390,521
Operating lease liabilities - current portion	452,358	485,421
Total current liabilities	4,786,131	7,391,134

Operating lease liabilities - non-current portion	686,935	1,139,293
Total liabilities	5,473,066	8,530,427

Commitments and contingencies	–	–

Stockholders’ equity:

Preferred Stock - $0.01 par value (100,000 shares authorized, and no shares issued or outstanding at December 31, 2024 and 2023)	–	–

Common stock - $0.01 par value (112,500,000 shares authorized; 14,500,707 and 9,399,811 shares issued at December 31, 2024 and 2023, respectively, and 14,500,685 and 9,399,789 shares outstanding at December 31, 2024 and 2023, respectively)	145,007	93,998
Additional paid-in capital	410,987,523	401,500,838
Accumulated other comprehensive income	-	60,796
Accumulated deficit	(406,803,044)	(388,182,802)
Total stockholders’ equity before treasury stock	4,329,486	13,472,830

Treasury stock, at cost (22 shares at December 31, 2024 and 2023)	(85,188)	(85,188)
Total stockholders’ equity	4,244,298	13,387,642

Total liabilities and stockholders’ equity	$9,717,364	$21,918,069

See accompanying notes to the consolidated financial statements.

IMUNON, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2024	2023

Operating expenses:
Research and development	$11,639,411	$11,287,691
General and administrative	7,493,035	9,742,739
Total operating expenses	19,132,446	21,030,430

Loss from operations	(19,132,446)	(21,030,430)

Other income (expense):
Investment income, net	512,204	1,157,625
Loss on debt extinguishment	-	(329,158)
Interest expense	-	(197,080)
Other expense	-	(396,319)
Total other income (expense), net	512,204	235,068

Loss before income tax benefit	(18,620,242)	(20,795,362)

Income tax benefit	-	1,280,385

Net loss	$(18,620,242)	$(19,514,977)

Net loss per common share - basic and diluted	$(1.62)	$(2.16)

Weighted average common shares outstanding - basic and diluted	11,508,159	9,045,320

See accompanying notes to the consolidated financial statements.

F-5

IMUNON, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Years Ended December 31,
	2024	2023
Other comprehensive loss

Changes in:
Realized and unrealized gains on available for sale securities, net	$-	$34,302

Net loss	(18,620,242)	(19,514,977)

Total comprehensive loss	$(18,620,242)	$(19,480,675)

See accompanying notes to the consolidated financial statements.

IMUNON, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(18,620,242)	$(19,514,977)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	240,175	248,154
Amortization of right-of-use assets	477,941	471,851
Realized and unrealized (gains) and losses, net, on investment securities	(61,983)	34,302
Stock-based compensation	477,256	759,013
Realization of deferred income tax asset	1,280,385	286,641
Loss on extinguishment of debt	-	329,158
Write-off of note receivable (Transomic)	-	375,000
Amortization of deferred finance charges and debt discount associated with note payable	-	55,122
Net changes in:
Accrued interest receivable on investment securities	-	68,136
Advances, deposits, and other current assets	408,859	(141,619)
Accounts payable and accrued liabilities	(3,057,361)	(1,992,929)
Net cash used in operating activities	(18,854,970)	(19,022,148)

Cash flows from investing activities:
Purchases of investment securities	(57,174)	(13,541,806)
Proceeds from sale and maturity of investment securities	9,915,448	25,000,000
Purchases of property and equipment	(29,541)	(451,759)
Net cash provided by investing activities	9,828,733	11,006,435

Cash flows from financing activities:
Proceeds from sale of common stock equity, net of issuance costs	9,060,438	2,781,438
Payoff of the SVB loan and accrued end-of-term fees	-	(6,420,000)
Net cash (used in) provided by financing activities	9,060,438	(3,638,562)

Net change in cash, cash equivalents and restricted cash	34,201	(11,654,275)
Cash, cash equivalents and restricted cash at beginning of year	5,838,566	17,492,841
Cash and cash equivalents end of year	$5,872,767	$5,838,566

See accompanying notes to the consolidated financial statements.

F-7

IMUNON, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

	Years Ended December 31,
	2024	2023
Supplemental disclosure of cash flow information:

Cash paid for:
Interest	$-	$179,542
Non-Cash Investing and Financing Activities
Recognition of right of use asset and liability	$-	$1,911,049

See accompanying notes to the consolidated financial statements.

IMUNON, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

YEAR ENDED DECEMBER 31, 2024

	Common Stock Outstanding		Additional Paid-in	Treasury Stock		Accum. Other Compr. Income	Accumulated
	Shares	Amount	Capital	Shares	Amount	(Loss)	Deficit	Total

Balance at January 1, 2024	9,399,811	$93,998	$401,500,838	22	$(85,188)	$60,796	$(388,182,802)	$13,387,642

Net loss	-	-	-	-	-	-	(18,620,242)	(18,620,242)

Sale of equity through equity financing facilities	5,088,796	50,888	9,009,550	-	-	-	-	9,060,438

Issuance of stock upon vesting of restricted shares	12,100	121	-	-	-	-	-	121

Realized and unrealized gains, net, on investment securities	-	-	-	-	-	(60,796)	-	(60,796)

Stock-based compensation expense	-	-	477,135	-	-	-	-	477,135
Balance at December 31, 2024	14,500,707	$145,007	$410,987,523	22	$(85,188)	$-	$(406,803,044)	$4,244,298

See accompanying notes to the consolidated financial statements.

IMUNON, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

YEAR ENDED DECEMBER 31, 2023

	Common Stock Outstanding		Additional Paid-in	Treasury Stock		Accum. Other Compr. Income	Accumulated
	Shares	Amount	Capital	Shares	Amount	(Loss)	Deficit	Total

Balance at January 1, 2023	7,436,219	$74,362	$397,980,023	22	$(85,188)	$26,494	$(368,667,825)	$29,327,866

Net loss	-	-	-	-	-	-	(19,514,977)	(19,514,977)

Sale of equity through equity financing facilities	1,904,142	19,041	2,762,397	-	-	-	-	2,781,438

Issuance of stock upon vesting of restricted shares	59,450	595	-	-	-	-	-	595

Realized and unrealized gains, net, on investment securities	-	-	-	-	-	34,302	-	34,302

Stock-based compensation expense	-	-	758,418	-	-	-	-	758,418
Balance at December 31, 2023	9,399,811	$93,998	$401,500,838	22	$(85,188)	$60,796	$(388,182,802)	$13,387,642

See accompanying notes to the consolidated financial statements.

IMUNON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

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

Basis of Presentation

The accompanying consolidated financial statements (“Financial Statements”) of Imunon have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of the Company and CLSN Laboratories, Inc. The Company dissolved Celsion GmbH in 2023. All significant intercompany balances and transactions have been eliminated in consolidation.

Accounting Standards Update: Improvements to Reportable Segment Disclosures

In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”. The disclosure requirements are required on an annual and interim basis and are applicable to entities with a single reportable segment. The amendments in the ASU require disclosures to include significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), a description of other segment items by reportable segment, and any additional measures of a segment’s profit or loss used by the CODM when deciding how to allocate resources. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods for fiscal years beginning after December 31, 2024, with early adoption allowed. We adopted this guidance as of January 1, 2024 on a retrospective basis and the adoption did not have a material impact on our consolidated financial statements. Refer to Note 3, “Segment Performance Measures and Expenses,” for new disclosures resulting from the adoption of ASU 2023-07.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Financial Statements and the reported amounts of expenses during the reporting period. Actual results could differ significantly from those estimates.

Revenue Recognition

The Company did not generate any revenue in 2024 or 2023 and there were no accounts receivable as of December 31, 2024 and 2023.

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

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is provided over the estimated useful lives of the related assets, ranging from three to seven years, using the straight-line method. Amortization is recognized over the lesser of the life of the asset or the lease term. Major renewals and improvements are capitalized at cost and ordinary repairs and maintenance are charged against operating expenses as incurred. Depreciation expense was approximately $240,000 and $248,000 for the years ended December 31, 2024 and 2023, respectively.

The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An asset is considered impaired if its carrying amount exceeds the future net undiscounted cash flows that the asset is expected to generate. If such asset is considered to be impaired, the impairment recognized is the amount by which the carrying amount of the asset, if any, exceeds its fair value determined using a discounted cash flow model. There was no impairment of property or equipment during 2024 or 2023.

Advances and Deposits on Clinical Programs and Other Current Assets

Supplies are consumable items kept on hand to support the Company’s R&D and manufacturing operations which includes prepaid expense, raw materials, clinical supplies and consumable items for clinical trials with alternate uses that are capitalized. Supplies are recorded at cost and are charged to expense as they are used in operations. The Company regularly reviews the quality and utilization of supplies to determine if future use of these supplies is probable. Due to the generic use of these supplies, they can be used in multiple projects other than those currently being studied.

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

Research and Development

Research and development costs are expensed as incurred. Supplies are consumable and recorded at cost and are charged to expense as they are used in operations. Equipment and facilities acquired for research and development activities that have alternative future uses are capitalized and charged to expense over their estimated useful lives.

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

For the years ended December 31, 2024 and 2023, the total number of shares of common stock issuable upon exercise of warrants and equity awards was 6,840,633 and 1,255,642, respectively. For the years ended December 31, 2024 and 2023, diluted loss per common share is the same as basic loss per common share as all options and all other warrants that were convertible into shares of the Company’s common stock were excluded from the calculation of diluted earnings attributable to common stockholders per common share as their effect would be anti-dilutive.

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

Stock-Based Compensation

The Company accounts for all share-based payment awards granted to employees and non-employees as stock-based compensation expense at grant date fair value. The Company’s share-based payments include stock options and grants of common stock, including common stock subject to vesting. The measurement date for employee awards is the date of grant, and stock-based compensation costs are recognized as expense over the employees’ requisite service period, which is the vesting period, on a straight-line basis. Prior to the adoption of Accounting Standards Update (“ASU”) No. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU No. 2018-07”) on January 1, 2020, the measurement date for non-employee awards was generally the date the services were completed, resulting in financial reporting period adjustments to stock-based compensation during the vesting terms for changes in the fair value of the awards. Since the adoption of ASU 2018-07, the measurement date for non-employee awards is the date of grant without changes in the fair value of the award. There was no material impact as a result of adopting this new standard. Stock-based compensation costs for non-employees are recognized as expense over the vesting period on a straight-line basis. Stock-based compensation expense is classified in the accompanying consolidated statements of operations based on the function to which the related services are provided. Forfeitures are recorded as they occur.

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. Since there is limited historical data of the Company’s share price on the public market, the Company estimates its expected stock volatility based on the historical volatility of a publicly traded set of representative companies and expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded stock price. The expected term of the Company’s stock options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that the Company has never paid cash dividends on common stock and does not expect to pay any cash dividends in the foreseeable future.

Warrant Accounting

We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrants’ specific terms and applicable authoritative guidance in ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”), and ASC 815 “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to our own ordinary shares and whether warrant holders could potentially require “net cash settlement” in a circumstance outside of our control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end-date while the warrants are outstanding.

For issued or modified warrants that meet all the criteria for equity classification, the warrants are required to be recorded as a component of equity at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of warrants classified as liabilities are recognized as a non-cash gain or loss on our statements of operations.

As the warrants issued upon our financings in 2024 meet the criteria for equity classification under ASC 815, those warrants were classified as equity as of December 31, 2024. No warrants were issued in 2023.

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

In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”. The disclosure requirements are required on an annual and interim basis and are applicable to entities with a single reportable segment. The amendments in the ASU require disclosures to include significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), a description of other segment items by reportable segment, and any additional measures of a segment’s profit or loss used by the CODM when deciding how to allocate resources. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods for fiscal years beginning after December 31, 2024, with early adoption allowed. We adopted this guidance as of January 1, 2024 on a retrospective basis and the adoption did not have a material impact on our consolidated financial statements. Refer to Note 3, “Segment Performance Measures and Expenses,” for new disclosures resulting from the adoption of ASU 2023-07.

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

In November 2024, the FASB issued Accounting Standards Update No. 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures: Disaggregation of Income Statement Expenses (“ASU 2024-03”). ASU 2024-03 will require more detailed information about the types of expenses in commonly presented income statement captions such as “Cost of sales” and “Selling, general and administrative expenses”. The new guidance is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027 with early adoption permitted. The Company is currently evaluating the impact that this change will have on the Company’s disclosures.

2. FINANCIAL CONDITION AND GOING CONCERN UNCERTAINTY

Since inception, the Company has incurred substantial operating losses, principally from expenses associated with the Company’s research and development programs, clinical trials conducted in connection with the Company’s drug candidates, and applications and submissions to the FDA. The Company has not generated significant revenue and has incurred significant net losses in each year since inception. For the year ended December 31, 2024, the Company had a net loss of $18.6 million and used $18.9 million to fund operations. As of December 31, 2024, the Company has incurred approximately $407 million of cumulative net losses. As of December 31, 2024, the Company had $5.9 million in cash and cash equivalents and short-term investments. The Company has substantial future capital requirements to continue its research and development activities and advance its drug candidates through various development stages. The Company believes these expenditures are essential for the commercialization of its drug candidates and technologies.

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

The Company’s ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, financial markets in the U.S. and worldwide resulting from the Russian invasion of Ukraine and the unrest in the Middle East. The Company continues to monitor its operating activities in light of these events, and it is possible that these events could result in a variety of risks to the business. The specific impact, if any, is not readily determinable as of the date of these consolidated Financial Statements.

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

The consolidated financial statements have been prepared on the going concern basis. In making this assessment, management conducted a comprehensive review of the Company’s business plan including, but not limited to:

●	the Company’s financial position for the year ended December 31, 2024;

●	significant events and transactions the Company has entered into since December 31, 2024;

●	the Company’s cash flow and cash usage forecasts for the period one year from the issuance date of this Annual Report on Form 10-K;

●	the Company’s capitalization structure including common stock outstanding and common stock issuable on exercise of warrants and equity awards, and other common stock issuable under equity plans; and

●	continued support of the Company’s stockholders.

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

Management has determined the Company has suffered recurring losses from operations and has an accumulated deficit that raises substantial doubt about our ability to continue as a going concern for the next twelve months from the issuance date of this Annual Report on Form 10-K. The report of our independent registered public accounting firm for the year ended December 31, 2024 includes an explanatory paragraph, which expresses substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of the uncertainty.

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

3. SEGMENT PERFORMANCE MEASURES AND EXPENSES

The Company operates in one segment for the research and development of our product candidates. The Company’s chief operating decision maker (“CODM”) has been identified as the Chief Executive Officer and President, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company based on consolidated financial information. Consequently, we view the entire organization as one reportable segment and the strategic purpose of all operating activities (including general & administrative expenses) is to support that one segment. As a pre-revenue research and development company, the CODM evaluates company-wide performance and allocates resources based on non-financial research and development milestones achieved, and to a lesser extent, financial measures of performance such as clinical development (research and development expenses) and general and administrative expenses incurred. Our CODM does not generally evaluate our performance using asset or historical cash flow information.

The table below provides a summary of the significant expense categories and consolidated net loss details provided to the CODM (in thousands):

	For the year ended December 31,
	(In thousands)		Change Increase (Decrease)
	2024	2023
Operating Expenses:
Clinical Research
OVATION	$1,386	$1,197	$189	15.8%
Vaccine	1,420	-	1,420	100.0%
Other clinical and regulatory	2,434	1,793	641	35.8%
Subtotal	5,240	2,990	2,250	75.3%
Non-Clinical R&D and CMC
OVATION	1,819	1,504	315	20.9%
PlaCCine Vaccine	2,554	4,511	(1,957)	(43.4)%
Manufacturing (CMC)	2,026	2,283	(257)	(11.3)%
Subtotal	6,399	8,298	(1,899)	(22.9)%
Research and development expenses	11,639	11,288	351	3.1%
General and administrative expenses	7,493	9,742	(2,249)	(23.1)%
Total operating expenses	19,132	21,030	(1,898)	(9.0)%
Loss from operations	$(19,132)	$(21,030)	$(1,898)	(9.0)%

4. INVESTMENTS IN DEBT SECURITIES AVAILABLE FOR SALE

Investments in debt securities available for sale with a fair value of $0 and $9,857,087 as of December 31, 2024 and 2023, respectively, consisted of U.S. Treasury securities and corporate debt securities. These investments are valued at estimated fair value, with unrealized gains and losses reported as a separate component of stockholders’ equity in accumulated other comprehensive loss.

The Company reviews its debt securities classified as short-term investments on a regular basis for impairment. For debt securities in unrealized loss positions, the Company determines whether any portion of the decline in fair value below the amortized cost basis is due to credit-related factors if it neither intends to sell nor anticipates that it is more likely than not that it will be required to sell prior to recovery of the amortized cost basis. The Company considers factors such as the extent to which the market value has been less than the cost, any noted failure of the issuer to make scheduled payments, changes to the rating of the security and other relevant credit-related factors in determining whether or not a credit loss exists. During fiscal 2024 and 2023, the Company did not recognize an allowance for credit-related losses on any of our investments.

A summary of the cost, fair value and maturities of the Company’s short-term investments is as follows:

	December 31, 2024		December 31, 2023
	Cost	Fair Value	Cost	Fair Value
Short-term investments
U.S. Treasury securities	$-	$-	$9,796,291	$9,857,087

	December 31, 2024		December 31, 2023
	Cost	Fair Value	Cost	Fair Value
Short-term investment maturities
Within 3 months	$-	$-	$2,467,518	$2,490,775
Between 3-12 months	-	-	7,328,773	7,366,312
Total	$-	$-	$9,796,291	$9,857,087

The following table shows the Company’s investment in debt securities available for sale gross unrealized gains (losses) and fair value by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2024 and 2023. The Company has reviewed individual securities to determine whether a decline in fair value below the amortizable cost basis is other than temporary.

	December 31, 2024		December 31, 2023
Available for sale securities (all unrealized holding gains and losses are less than 12 months at date of measurement)	Fair Value	Unrealized Holding Gains (Losses)	Fair Value	Unrealized Holding Gains (Losses)

Investments in debt securities with unrealized gains	$-	$-	$9,857,087	$60,796

Investment income, net, which includes net realized losses on sales of available for sale securities and investment income interest and dividends, is summarized as follows:

	2024	2023
Interest and dividends accrued and paid	$450,221	$725,824
Realized losses	61,983	431,801
Investment income, net	$512,204	$1,157,625

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

Cash and cash equivalents and accounts payable are reflected in the consolidated balance sheets at their approximate estimated fair values primarily due to their short-term nature. The fair values of securities available for sale are determined by relying on the securities’ relationship to other benchmark quoted securities and classified its investments as Level 2 items in both 2024 and 2023. There were no transfers of assets or liabilities between Level 1 and Level 2 and no transfers in or out of Level 3 during the years ended December 31, 2024 and 2023.

Assets and liabilities measured at fair value are summarized below:

	Total Fair Value	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:

Recurring items as of December 31, 2024
U.S. treasury obligations, available for sale	$-	$-	$-	$-

Recurring items as of December 31, 2023
U.S. treasury obligations, available for sale	$9,857,087	$9,857,087	$-	$-

6. PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2024 and 2023 consist of the following:

	December 31,
	2024	2023
Machinery and equipment (5-7 year life)	$951,192	$2,055,192
Furniture and fixtures (3-5 year life)	167,351	191,932
Leasehold improvements (5-7 year life)	619,024	607,054
	1,737,567	2,854,178
Less accumulated depreciation and amortization	(1,196,295)	(2,102,272)

Total	$541,272	$751,906

7. OTHER ACCRUED LIABILITIES

Other accrued liabilities at December 31, 2024 and 2023 include the following:

	December 31,
	2024	2023
Amounts due to contract research organizations and other contractual agreements	$1,048,036	$1,442,659
Accrued payroll and related benefits	1,945,111	1,693,383
Accrued professional fees	20,600	234,479
Other	20,000	20,000
Total	$3,033,747	$3,390,521

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

In connection with the SVB Loan Facility, the Company incurred financing fees and expenses totaling $243,370 which was recorded and classified as debt discount and was amortized as interest expense using the effective interest method over the life of the loan. Also, in connection with the SVB Loan Facility, the Company was required to pay an end-of-term fee equal to 3.0% of the original loan amount at time of maturity. Therefore, these amounts totaling $300,000 were amortized as interest expense using the effective interest method over the life of the loan. During the year ended December 31, 2023, the Company incurred interest expense of $197,080 and amortized $329,158, as interest expense for debt discounts and end-of-term fee in connection with the SVB Loan Facility.

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

9. INCOME TAXES

The income tax benefit for the years ended December 31, 2024 and 2023 consists of the following:

	2024	2023
Federal
Current	$-	$-
Deferred	-	-
State and Local	-	-
Current	-	-
Deferred	-	(1,280,385)
Total	$-	$(1,280,385)

A reconciliation of the Company’s statutory tax rate to the effective rate for the years ended December 31, 2024 and 2023 is as follows:

	2024	2023
Federal statutory rate	21.00%	21.0%
State taxes, net of federal tax benefit	8.40	7.1
Permanent differences	(2.74)	(3.1)
True-Up	(0.07)	(105.0)
Other	0.11	(2.9)
Rate Change	0.57	-
Deferred vs statutory rate	(0.75)	-
Expiration of NOLs	(17.51)	-
Change in valuation allowance and deferred rate change, net	(9.01)	89.0
Effective tax rate	-%	6.1%

The components of the Company’s deferred tax asset as of December 31, 2024 and 2023 are as follows:

	December 31,
	2024	2023
Net operating loss carryforwards	$66,141,490	$67,310,000
Section 174	6,482,099	4,929,000
Other deferred tax assets, net	2,010,744	2,016,000
Subtotal	74,634,333	74,255,000
Valuation allowance	(74,634,333)	(72,974,615)
Total deferred tax asset	$-	$1,280,385

The evaluation of the realizability of such deferred tax assets in future periods is made based upon a variety of factors that affect the Company’s ability to generate future taxable income, such as intent and ability to sell assets and historical and projected operating performance. As of December 31, 2024, based on the Company’s history of earnings and its assessment of future earnings, management believes that it is more likely than not future taxable income will not be sufficient to realize the deferred tax assets. Therefore, full valuation allowance has been applied to deferred tax assets. At December 31, 2023, after its evaluation of its New Jersey NOLs as discussed more fully below, the Company reduced the valuation reserve and recognized $1.3 million as a deferred income tax asset. Such tax assets are available to be recognized and benefit future periods.

As of December 31, 2024, the Company had federal net operating loss carry forwards of approximately $303 million. If unused, will expire starting in 2025 through 2037. The federal NOLs generated for the years ended after 2017 of approximately $101 million can be carried forward indefinitely. As of December 31, 2024, the Company had state net operating loss carryforwards of approximately $40 million, net of net operating losses utilized in prior years, and, if unused, will expire starting in 2029 through 2043.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. As of December 31, 2024, and 2023, there were no unrecognized tax benefits. The Company recognizes accrued interest and penalties as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2024 and 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position in the next year.

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

Effective for tax years beginning after December 31, 2021, taxpayers are required to capitalize any expenses incurred that are considered incidental to research and experimentation (“R&E”) activities under IRC Section 174. While taxpayers historically had the option of deducting these expenses under IRC Section 174, the December 2017 Tax Cuts and Jobs Act mandates capitalization and amortization of R&E expenses for tax years beginning after December 31, 2021. Expenses incurred in connection with R&E activities in the US must be amortized over a 5-year period if incurred, and R&E expenses incurred outside the US must be amortized over a 15-year period. R&E activities are broader in scope than qualified research activities considered under IRC Section 41 (relating to the research tax credit). For the year ended December 31, 2024, the Company performed an analysis based on available guidance and determined that it will continue to be in a loss position even after the required capitalization and amortization of its R&E expenses. The Company will continue to monitor this issue for future developments, but it does not expect R&E capitalization and amortization to require it to pay cash taxes now or in the near future. The Company’s income tax returns for 2020 to 2023 are still open and subject to audit. In addition, net operating losses arising from prior years are also subject to examination at the time they are utilized in future years.

Sale of New Jersey Net Operating Losses

Since 2018, the Company has annually submitted applications to sell a portion of the Company’s New Jersey NOLs as part of the Technology Business Tax Certificate Program sponsored by The New Jersey Economic Development Authority. Under the program, emerging biotechnology companies with unused NOLs and unused research and development credits are allowed to sell these benefits to other New Jersey-based companies. As part of the Technology Business Tax Certificate Program, the Company sold $1.3 million of its New Jersey NOLs in 2023. The sale of these net operating losses resulted in net proceeds to the Company of approximately $1.3 million in 2024. During 2021, the New Jersey State Legislature increased the maximum lifetime benefit per company from $15 million to $20 million, which will allow the Company to participate in this funding program in future years for up to an additional $0.3 million in net operating losses under this maximum lifetime benefit.

10. STOCKHOLDERS’ EQUITY

On May 15, 2024, the Company filed with the SEC a shelf registration statement on Form S-3 (the “2024 Registration Statement”) for the offer and sale of up to $75 million of its securities. The 2024 Registration Statement was declared effective on May 22, 2024. The 2024 Registration Statement is intended to provide the Company with flexibility to raise capital in the future for general corporate purposes. However, the Company’s ability to offer and sell its securities in a primary offering on the 2024 Registration Statement is limited by General Instruction I.B.6 of Form S-3 (the “Baby Shelf Limitation”), which limits the amount that the Company can offer to up to one-third of its public float during any trailing 12-month period. The Company would no longer be subject to the Baby Shelf Limitation if its public float exceeds $75 million.

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

The Company sold 88,796 shares of common stock under the ATM Agreement for net proceeds of $99,506 during 2024. During 2023, the Company sold 1,878,488 shares of common stock under the ATM Agreement for net proceeds of $2,750,658. The Company sold 120,047 shares of common stock under the ATM Agreement for net proceeds of $105,693 from January 1, 2025 through February 21, 2025.

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

As of December 31, 2024, the Compensation Committee of the Board of Directors approved the grant of inducement stock options (the “Inducement Option Grants”) to purchase a total of 110,000 shares of Imunon common stock. Each award has a grant date of the date of grant. Each Inducement Option Grant has a weighted exercise price of $1.02 per share. Each Inducement Option Grant vests over four years, with one-fourth vesting on the one-year anniversary of the employee’s first day of employment with the Company and one-fourth vesting on the second, third and fourth anniversaries thereafter, subject to the new employee’s continued service relationship with the Company on each such date. Each Inducement Option Grant has a ten-year term and is subject to the terms and conditions of the applicable stock option agreement.

As of December 31, 2024, there were a total of 1,975,073 shares of Imunon common stock reserved for issuance under the 2018 Plan, which were comprised of 1,555,073 shares of Imunon common stock subject to equity awards previously granted under the 2018 Plan and 2007 Plan and 420,000 shares of Imunon common stock available for future issuance under the 2018 Plan. As of December 31, 2024, there are a total of 130,500 shares of Imunon common stock subject to outstanding inducement awards.

Total compensation cost related to stock options and restricted stock awards was approximately $0.5 million and $0.8 million during 2024 and 2023, respectively. Of these amounts, $0.3 million and $0.2 million were charged to research and development expenses during 2024 and 2023, respectively, and $0.2 million and $0.6 million were charged to general and administrative expenses during 2024 and 2023, respectively.

A summary of stock option awards as of December 31, 2024 and changes during the two-year period ended December 31, 2024 is presented below:

Stock Options	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2023	760,220	$4.55
Options granted	432,500	$1.23
Options canceled or expired	(129,238)	$9.37
Outstanding at December 31, 2023	1,063,482	$2.61
Options granted	1,051,835	$1.12
Options canceled or expired	(469,444)	$1.58
Outstanding at December 31, 2024	1,645,873	$1.95	8.8	$13,476

Exercisable at December 31, 2024	907,723	$2.58	8.3	$7,299

A summary of the status of the Company’s non-vested restricted stock awards as of December 31, 2024 and changes during the two-year period ended December 31, 2024, is presented below:

Restricted Stock	Number Outstanding	Weighted Average Grant Date Fair Value
Non-vested stock awards outstanding at January 1, 2023	69,650	$1.92
Granted	22,100	$0.92
Vested and issued	(59,450)	$1.91
Forfeited	(200)	$4.60
Non-vested stock awards outstanding at December 31, 2023	32,100	$1.23
Granted	39,700	$0.99
Vested and issued	(12,100)	$1.84
Forfeited	(20,000)	$0.88
Non-vested stock awards outstanding at December 31, 2024	39,700	$0.99

A summary of stock options outstanding at December 31, 2024 by price range is as follows:

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Number	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price

Up to $1.50	1,250,252	9.3	$1.15	513,433	9.1	$1.13
$1.51 to $4.50	207,345	7.5	$1.93	206,289	7.5	$1.93
Above $4.51	188,276	6.9	$7.28	188,001	6.9	$7.27
	1,645,873			907,723

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

	Year Ended December 31,
	2024	2023
Risk-free interest rate	3.72% to 4.50%	3.39 % to 4.81%
Expected volatility	101.7% to 115.8%	100.0% to 113.6%
Expected life (in years)	7.5 to 10	7.5 to 10
Expected dividend yield	0.0%	0.0%

Expected volatilities utilized in the model are based on historical volatility of the Company’s stock price. As of December 31, 2024, there was $0.5 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 1.4 years.

12. WARRANTS

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

Following is a summary of all warrant activity for the two years ended December 31, 2024:

Warrants	Number of Warrants Issued	Weighted Average Exercise Price
Warrants outstanding at January 1, 2023	168,519	$19.78
Warrants expired during 2023	(8,459)	$37.29
Warrants outstanding and exercisable at December 31, 2023	160,060	$18.86
Warrants issued during 2024	5,000,000	2.00
Warrants expired during 2024	(5,000)	$11.85
Warrants outstanding and exercisable at December 31, 2024	5,155,060	$2.51

Aggregate intrinsic value of outstanding warrants at December 31, 2024	$-

Weighted average remaining contractual terms (years)	5.0

13. IMUNON EMPLOYEE BENEFIT PLANS

Imunon maintains a defined-contribution plan under Section 401(k) of the Code. The plan covers substantially all employees over the age of twenty-one. Participating employees may defer a portion of their pretax earnings, up to the IRS annual contribution limit. The Company makes a matching contribution up to a maximum of 3% of an employee’s annual salary. The Company’s total matching contributions for the year ended December 31, 2024 and 2023 were $62,000 and $142,000, respectively.

14. LEASES

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

The following is a table of the lease payments and maturity of the Company’s operating lease liabilities as of December 31, 2024:

For the year ending December 31,
2025	$543,009
2026	362,976
2027	370,235
2028 and thereafter	30,904
Subtotal future lease payments	1,307,124
Less imputed interest	(167,831)
Total lease liabilities	$1,139,293

Weighted average remaining life	2.7 years

Weighted average discount rate	9.98%

The discount rate used was the Company’s incremental borrowing rate, which is 9.98%, as the Company could not determine the rate implicit in the lease.

For 2024, operating lease expense was $652,166 and cash paid for operating leases included in operating cash flows was $659,646. For 2023, operating lease expense was $646,633 and cash paid for operating leases included in operating cash flows was $644,593. Amortization expense was approximately $478,000 and $472,000 for the years ended December 31, 2024 and 2023, respectively.

15. COMMITMENTS AND CONTINGENCIES

We are not currently a party to any material legal proceedings.

16. RELATED PARTY TRANSACTION

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

17. SUBSEQUENT EVENTS

The Company has evaluated its subsequent events from December 31, 2024, through the date these condensed consolidated financial statements were issued, determining all subsequent events have been disclosed.

