Form 10-Q
period 2025-03-31
Imunon, Inc.
filed 2025-05-12
CIK 749647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by checkmark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check One):

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

As of May 9, 2025, the Registrant had 14,620,732 shares of common stock, $0.01 par value per share, outstanding.

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

Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including, but not limited to, the inherent uncertainty in the drug development process, our ability to raise additional capital to fund our planned future operations, our ability to obtain or maintain U.S. Food and Drug Administration (“FDA”) and foreign regulatory approvals for our drug candidates, our ability to enroll patients in our clinical trials, risks relating to third parties’ conduct of our clinical trials, risks relating to government, private health insurers and other third-party payers coverage or reimbursement, risks relating to commercial potential of a drug candidate in development, changes in technologies for the treatment of cancer, impact of development of competitive drug candidates by others, risks relating to intellectual property, volatility in the market price of our common stock, potential inability to maintain compliance with The Nasdaq Marketplace Rules and the impact of adverse capital and credit market conditions. These and other risks and assumptions are described in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, and in other documents that we file or furnish with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated or anticipated by such forward-looking statements. All forward-looking statements speak only as of the date they are made, and we do not intend to update or revise any forward-looking statements even if new information becomes available in the future, except as required by law or applicable regulations. We operate in a highly competitive, highly regulated, and rapidly changing environment and our business is in a state of evolution. Therefore, it is likely that new risks will emerge, and that the nature and elements of existing risks will change, over time. It is not possible for management to predict all such risk factors or changes therein, or to assess either the impact of all such risk factors on our business or the extent to which any individual risk factor, combination of factors, or new or altered factors, may cause results to differ materially from those contained in any forward-looking statement.

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

PART I: FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

IMUNON, INC.

CONDENSED CONSOLIDATED

BALANCE SHEETS

	March 31, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,871,756	$5,872,767
Advances and deposits on clinical programs and other current assets	2,220,200	2,136,192
Total current assets	5,091,956	8,008,959

Property and equipment (at cost, less accumulated depreciation and amortization)	734,243	541,272

Other assets:
Operating lease right-of-use assets, net	985,887	1,117,133
Deposits and other assets	50,000	50,000
Total other assets	1,035,887	1,167,133

Total assets	$6,862,086	$9,717,364

See accompanying notes to the unaudited condensed consolidated financial statements.

IMUNON, INC.

CONDENSED CONSOLIDATED

BALANCE SHEETS

(Continued)

	March 31, 2025	December 31, 2024
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable – trade	$1,858,602	$1,300,026
Other accrued liabilities	3,543,407	3,033,747
Operating lease liability - current portion	394,878	452,358
Total current liabilities	5,796,887	4,786,131

Operating lease liability - non-current portion	613,171	686,935
Total liabilities	6,410,058	5,473,066

Commitments and contingencies	-	–

Stockholders’ equity:

Preferred stock - $0.01 par value (100,000 shares authorized, and no shares issued or outstanding at March 31, 2025 and December 31, 2024	-	–

Common stock - $0.01 par value (112,500,000 shares authorized; 14,620,754 and 14,500,707 shares issued at March 31, 2025 and December 31, 2024, respectively; and 14,620,732 and 14,500,685 shares outstanding at March 31, 2025 and December 31, 2024, respectively)	146,207	145,007
Additional paid-in capital	411,296,548	410,987,523
Accumulated deficit	(410,905,539)	(406,803,044)
Total stockholders’ equity before treasury stock	537,216	4,329,486

Treasury stock, at cost (22 shares at March 31, 2025 and December 31, 2024)	(85,188)	(85,188)
Total stockholders’ equity	452,028	4,244,298

Total liabilities and stockholders’ equity	$6,862,086	$9,717,364

See accompanying notes to the unaudited condensed consolidated financial statements.

IMUNON, INC.

CONDENSED CONSOLIDATED

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2025	2024

Operating expenses:
Research and development	$2,165,092	$3,293,861
General and administrative	1,980,207	1,717,585
Total operating expenses	4,145,299	5,011,446

Loss from operations	(4,145,299)	(5,011,446)

Other income (expense):
Investment income, net	42,804	81,921

Net loss	$(4,102,495)	$(4,929,525)

Weighted average shares outstanding
Basic and diluted	14,558,186	9,399,831

Net loss per common share
Basic and diluted	$(0.28)	$(0.52)

See accompanying notes to the unaudited condensed consolidated financial statements.

3

IMUNON, INC.

CONDENSED CONSOLIDATED

STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended March 31,
	2025	2024
Other comprehensive loss

Changes in:
Realized and unrealized gains on available for sale securities, net	$-	$72,305

Net loss	(4,102,495)	(4,929,525)

Total comprehensive loss	$(4,102,495)	$(4,857,220)

See accompanying notes to the unaudited condensed consolidated financial statements.

IMUNON, INC.

CONDENSED CONSOLIDATED

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:

Net loss	$(4,102,495)	$(4,929,525)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	66,681	70,301
Amortization of right-of-use assets	131,246	108,009
Realized losses, net, on investment securities	-	73,466
Stock-based compensation	204,533	(30,679)
Realization of deferred income tax asset	-	1,280,385
Net changes in:
Advances, deposits, and other current assets	(84,008)	259,561
Accounts payable and accrued liabilities	936,992	(2,705,402)
Net cash used in operating activities	(2,847,051)	(5,873,884)

Cash flows from investing activities:
Purchases of investment securities	-	(105,949)
Proceeds from sale and maturity of investment securities	-	2,500,000
Purchases of property and equipment	(259,652)	(11,755)
Net cash (used in) provided by investing activities	(259,652)	2,382,296

Cash flows from financing activities:
Proceeds from sale of common stock equity, net of issuance costs	105,692	-
Net cash provided by financing activities	105,692	-

Net change in cash and cash equivalents	(3,001,011)	(3,491,588)
Cash and cash equivalents at beginning of period	5,872,767	5,838,566
Cash and cash equivalent at end of period	$2,871,756	$2,346,978

See accompanying notes to the unaudited condensed consolidated financial statements.

IMUNON, INC.

CONDENSED CONSOLIDATED

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

FOR THE THREE MONTHS ENDED MARCH 31, 2025

	Common Stock Outstanding		Additional Paid-in	Treasury Stock		Accumulated	Total Stockholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Equity

Balance at January 1, 2025	14,500,707	$145,007	$410,987,523	22	$(85,188)	$(406,803,044)	$4,244,298

Net loss	-	-	-	-	-	(4,102,495)	(4,102,495)
Sale of equity through equity financing facilities, net of costs	120,047	1,200	104,492	-	-	-	105,692
Stock-based compensation expense	-	-	204,533	-	-	-	204,533
Balance at March 31, 2025 (unaudited)	14,620,754	$146,207	$411,296,548	22	$(85,188)	$(410,905,539)	$452,028

See accompanying notes to the unaudited condensed consolidated financial statements.

IMUNON, INC.

CONDENSED CONSOLIDATED

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

FOR THE THREE MONTHS ENDED MARCH 31, 2024

	Common Stock Outstanding		Additional Paid-in	Treasury Stock		Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Shares	Amount	Income	Deficit	Equity

Balance at January 1, 2024	9,399,811	$93,998	$401,500,838	22	$(85,188)	$60,796	$(388,182,802)	$13,387,642
Net loss	-	-	-	-	-	-	(4,929,525)	(4,929,525)
Issuance of stock upon vesting of restricted shares	1,100	11						11
Realized and unrealized gains (losses), net, on investments securities	-	-	-	-	-	72,305	-	72,305
Stock-based compensation expense	-	-	(30,690)	-	-	-	-	(30,690)
Balance at March 31, 2024 (unaudited)	9,400,911	$94,009	$401,470,148	22	$(85,188)	$133,101	$(393,112,327)	$8,499,743

See accompanying notes to the unaudited condensed consolidated financial statements.

IMUNON, INC.

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(UNAUDITED)

MARCH 31, 2025

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

The Company’s lead clinical program, IMNN-001, is a DNA-based immunotherapy for the localized treatment of advanced ovarian cancer that has completed multiple clinical trials including one Phase II clinical trial (OVATION 2). IMNN-001 works by instructing the body to produce safe and durable levels of powerful cancer-fighting molecules, such as interleukin-12 and interferon gamma, at the tumor site. Additionally, the Company has completed dosing in a first-in-human study of its COVID-19 booster vaccine (IMNN-101). The Company will continue to leverage these modalities and to advance, either directly or through partnership, the technological frontier of plasmid DNA to better serve patients with difficult-to-treat conditions.

Note 2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements, which include the accounts of the Company and its wholly owned subsidiaries, have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. All significant intercompany balances and transactions have been eliminated in consolidation. During the quarter ended March 31, 2025, there were no changes to the Company’s accounting policies. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.

In the opinion of management, all adjustments, consisting only of normal recurring accruals considered necessary for a fair presentation, have been included in the accompanying unaudited condensed consolidated financial statements. Operating results for the three months ended March 31, 2025 and 2024 are not necessarily indicative of the results that may be expected for any other interim period(s) or for any full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the Securities and Exchange Commission on February 27, 2025.

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

Going Concern Uncertainty

Since inception, the Company has incurred substantial operating losses, principally from expenses associated with the Company’s research and development programs, clinical trials conducted in connection with the Company’s drug candidates, and applications and submissions to the FDA. The Company has not generated significant revenue and has incurred significant net losses in each year since inception. For the quarter ended March 31, 2025, the Company had a net loss of $4.1 million and used $2.8 million to fund operations. As of March 31, 2025, the Company has incurred approximately $411 million of cumulative net losses. As of March 31, 2025, the Company had $2.9 million in cash and cash equivalents to fund its operations.

The Company’s ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, financial markets in the U.S. and worldwide resulting from the recent tariff announcement by the U.S. federal government, the Russian invasion of Ukraine and the unrest in the Middle East. The Company continues to monitor its operating activities in light of these events, and it is possible that these events could result in a variety of risks to the business. The specific impact, if any, is not readily determinable as of the date of these consolidated Financial Statements.

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

A fundamental component of the ability to continue as a going concern is the Company’s ability to raise capital as required, as to which no assurances can be provided. To address the additional funding requirements of the Company, management has undertaken the following initiatives:

●	it has assessed its current expenditures and will reduce spending where necessary;

●	it will pursue additional capital funding in the public and private markets through equity sales and/or debt facilities;

●	it will pursue possible partnerships and collaborations; and

●	it will pursue potential out licensing for its drug candidates.

The Company’s ability to continue as a going concern will depend on its ability to raise additional capital, attain further operating efficiencies, reduce expenditures, and, ultimately, to generate revenue. There are no assurances that these future funding and operating efforts will be successful. If management is unsuccessful in these efforts, the Company’s current capital is not expected to be sufficient to fund our operations for the next twelve months.

Management’s plan includes private or public equity financings, collaborations, or other strategic transactions such as raising funds from outside investors via its ATM program and other potential funding sources. The Company may not be able to obtain funding on acceptable terms, or at all. The terms of any financing may adversely affect the holdings or the rights of the Company’s stockholders. The Company’s ability to raise additional funds will depend, among other factors, on financial, economic and market conditions, many of which are outside of its control, and it may be unable to raise financing when needed, or on terms favorable to the Company. If the Company is unable to obtain sufficient capital to fund its operations it may be required to evaluate alternatives. The Company’s financial statements do not include any adjustments relating to the recoverability and classification of assets, carrying amounts or the amount and classification of liabilities that may be required should the Company be unable to continue as a going concern.

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

In December 2023, the FASB issued ASU No. 2023-09, “Improvements to Income Tax Disclosures”, which requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation, and modifies other income tax-related disclosures. ASU No. 2023-09 is effective for the Company’s Annual Report om Form 10-K for the year ended December 31, 2025. Early adoption is permitted. The Company is currently evaluating the impact of the ASU on the income tax disclosures within the consolidated financial statements, the Company expects changes to the Company’s income tax disclosure.

In November 2024, the FASB issued Accounting Standards Update No. 2024-03, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures: Disaggregation of Income Statement Expenses” (“ASU 2024-03”). ASU 2024-03 will require more detailed information about the types of expenses in commonly presented income statement captions such as “Cost of sales” and “Selling, general and administrative expenses”. The new guidance is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027 with early adoption permitted. The Company is currently evaluating the impact that this change will have on the Company’s disclosures.

Note 4. Net Loss per Common Share

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

The total number of shares of common stock issuable upon exercise of warrants, stock option grants and equity awards were 7,137,111 and 1,197,390 shares for the periods ended March 31, 2025 and 2024, respectively. For the three-month periods ended March 31, 2025 and 2024, diluted loss per common share was the same as basic loss per common share as the other warrants, and equity awards that were convertible into shares of the Company’s common stock were excluded from the calculation of diluted loss per common share as their effect would have been anti-dilutive. The Company did not pay any dividends during the first three months of 2025 or 2024.

Note 5. Segment Performance Measures and Expenses

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

The table below provides a summary of the significant expense categories and consolidated net loss details provided to the CODM (in thousands):

	For the three months ended March 31,
	(In thousands)		Change Increase (Decrease)
	2025	2024
Operating Expenses:
Clinical Research
OVATION	$214	$287	$(73)	(25.4)%
Vaccine	58	571	(513)	(89.8)%
Other Clinical and regulatory	574	477	97	20.3%
Subtotal	846	1,335	(489)	(36.6)%
Non-Clinical R&D and CMC
OVATION	913	405	508	125.4%
PlaCCine Vaccine	-	1,215	(1,215)	-%
Manufacturing (CMC)	406	339	67	19.8%
Subtotal	1,319	1,959	(640)	(32.7)%
Research and development expenses	2,165	3,294	(1,129)	(34.3)%
General and administrative expenses	1,980	1,717	263	15.3%
Total operating expenses	4,145	5,011	(866)	(17.3)%
Loss from operations	$(4,145)	$(5,011)	$(866)	(17.3)%

Note 6. Other Accrued Liabilities

Other accrued liabilities at March 31, 2025 and December 31, 2024 include the following:

	March 31, 2025	December 31, 2024
Amounts due to contract research organizations and other contractual agreements	$952,003	$1,048,036
Accrued payroll and related benefits	2,550,804	1,945,111
Accrued professional fees and other	40,600	40,600
Total	$3,543,407	$3,033,747

Note 7. Stockholders’ Equity

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

The Company sold 88,796 shares of common stock under the ATM Agreement for net proceeds of $99,506 during 2024. The Company sold 120,047 shares of common stock under the ATM Agreement for net proceeds of $105,693 during the quarter ended March 31, 2025.

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

Note 8. Stock-Based Compensation

The Company has long-term compensation plans that permit the granting of equity-based awards in the form of stock options, restricted stock, restricted stock units, stock appreciation rights, other stock awards, and performance awards.

In 2018, stockholders approved the Imunon, Inc. 2018 Stock Incentive Plan (the “2018 Plan”). The 2018 Plan, as amended, permits the granting of 1,970,000 shares of Imunon common stock as equity awards in the form of incentive stock options, nonqualified stock options, restricted stock, restricted stock units, stock appreciation rights, other stock awards, performance awards, or in any combination of the foregoing.

As of March 31, 2025, there were a total of 1,975,073 shares of Imunon common stock reserved for issuance under the 2018 Plan, which were comprised of 1,751,551 shares of Imunon common stock subject to equity awards previously granted under the 2018 Plan and the Company’s 2007 Stock Incentive Plan and 223,522 shares of Imunon common stock available for future issuance under the 2018 Plan.

As of March 31, 2025, the Compensation Committee of the Board of Directors approved the grant of inducement stock options (the “Inducement Option Grants”) to purchase a total of 230,500 shares of Imunon common stock. Each Inducement Option Grant has a weighted exercise price of $0.98 per share. Each Inducement Option Grant vests over three years, with one-third vesting on the one-year anniversary of the employee’s first day of employment with the Company and one-third vesting on the second and third anniversaries thereafter, subject to the new employee’s continued service relationship with the Company on each such date. Each Inducement Option Grant has a ten-year term and is subject to the terms and conditions of the applicable stock option agreement.

Total compensation cost related to stock options and restricted stock awards was approximately $0.2 million of expense for period ended March 31, 2025 and $31,000 reversal for period ended March 31, 2024. Of these amounts, approximately $49,000 for the period ended March 31, 2025 and $65,000 for the period ended March 31, 2024 were charged to research and development expenses and $0.2 million of expense for the period ended March 31, 2025 and $96,000 reversal of expense for the period ended March 31, 2024 were charged to general and administrative expenses.

A summary of stock option awards and restricted stock grants, inclusive of awards granted under the 2018 Stock Plan and Inducement Option Grants for the three-months ended March 31, 2025 is presented below:

	Stock Options		Restricted Stock Awards		Weighted Average
	Options Outstanding	Weighted Average Exercise Price	Non-vested Restricted Stock Outstanding	Weighted Average Grant Date Fair Value	Contractual Terms of Equity Awards (in years)
Equity awards outstanding at January 1, 2025	1,645,873	$1.95	39,700	$0.99

Equity awards granted	321,750	$0.86	-	$-

Equity awards terminated	(25,272)	$1.49	-	$-

Equity awards outstanding at March 31, 2025	1,942,351	$1.78	39,700	$0.99	8.7

Equity awards exercisable at March 31, 2025	1,095,121	$2.30			8.3

Aggregate intrinsic value of equity awards exercisable at March 31, 2025	$19,431

As of March 31, 2025, there was $0.5 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements. That cost is expected to be recognized over a period of three to four years. The weighted average grant date fair values of the stock options granted were $0.81 during the three-month periods ended March 31, 2025.

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

	For the Three Months Ended March 31,
	2025	2024
Risk-free interest rate	4.31 to 4.55%	4.31%
Expected volatility	110.74 to 115.63%	111.82%
Expected life (in years)	9.0 to 10.0	9.0 to 10.0
Expected dividend yield	0.0%	0.0%

Expected volatilities utilized in the model are based on historical volatility of the Company’s stock price. The risk-free interest rate is derived from values assigned to U.S. Treasury bonds with terms that approximate the expected option lives in effect at the time of grant.

Note 9. Warrants

Following is a summary of all warrant activity for the three-month period ended March 31, 2025:

Warrants	Number of Warrants Issued	Weighted Average Exercise Price

Warrants outstanding at December 31, 2024	5,155,060	$2.51

Warrants outstanding at March 31, 2025	5,155,060	$2.51

Aggregate intrinsic value of outstanding warrants at March 31, 2025	$-

Weighted average remaining contractual terms at March 31, 2025	4.7 years

Note 10. Leases

Lawrenceville, New Jersey Lease

In August 2023, the Company renewed its Lawrenceville office lease for a 24-month agreement for 9,850 square feet with monthly rent payments of approximately $22,983 to $23,394. In April 2025, the Company renewed its Lawrenceville office lease until November 30, 2028 for 4,359 square feet (to be reduced to 4,011 following April 1, 2026) with monthly rent payments of approximately $10,361 to $10,863.

Huntsville, Alabama Lease

In January 2023, the Company renewed its Huntsville facility lease for a 60-month lease agreement for 11,420 square feet with monthly rent payments of approximately $28,550 to $30,903.

The following is a table of the lease payments and maturity of the Company’s operating lease liabilities as of March 31, 2025:

2025	$384,300
2026	362,976
2027	370,235
2028 and thereafter	30,903
Subtotal future lease payments	1,148,414
Less imputed interest	(140,366)
Total lease liabilities	$1,008,048

Weighted average remaining life	2.59

Weighted average discount rate	9.98%

For the three-month period ended March 31, 2025, operating lease expense was $165,232 and cash paid for operating leases included in operating cash flows was $165,231. For the three-month period ended March 31, 2024, operating lease expense was $154,514 and cash paid for operating leases included in operating cash flows was $162,545.

Note 11. Commitments and Contingencies

We are not currently a party to any material legal proceedings.

Note 12. Subsequent Events

The Company has evaluated its subsequent events from March 31, 2025, through the date these consolidated financial statements were issued.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in forward-looking statements. Factors that might cause a difference include, but are not limited to, those discussed above under “Cautionary Note Regarding Forward-Looking Statements,” and in Item 1A. Risk factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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

Poly (ADP-ribose) polymerase (“PARP”) enzymes are responsible for detecting and repairing single-stranded and double-stranded DNA breaks during cell replication. BRCA1/2 mutations hinder the homologous recombination repair pathway, and tumor cells utilize PARP enzymes to repair DNA. For this reason, these tumors are particularly sensitive to the mechanism of PARP inhibitors. PARP inhibitors have expanded treatment options in ovarian cancer in maintenance following front-line treatment, but few treatment options are left for women who are not eligible to receive PARP inhibitors and no product has ever demonstrated an OS improvement in the front-line treatment of newly diagnosed patients with ovarian cancer.

Immunotherapy is an attractive, novel approach for the treatment of ovarian cancer particularly since ovarian cancers are considered immunogenic tumors. Interleukin-12 (“IL-12”) is one of the most active cytokines for the induction of potent anti-cancer immunity acting through the induction of T-lymphocyte and natural killer cell proliferation. The precedence for the therapeutic role of IL-12 in ovarian cancer is based on epidemiologic and clinical and preclinical data.

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

Key translational research findings from all evaluable patients were consistent with the earlier reports from analysis of the data and are summarized below:

●	The intraperitoneal treatment of IMNN-001 in conjunction with standard-of-care neoadjuvant chemotherapy (“NACT”) resulted in dose-dependent increases in IL-12 and Interferon-gamma (IFNγ) levels that were predominantly in the peritoneal fluid compartment with little to no changes observed in the patients’ systemic circulation. These and other post-treatment changes including decreases in VEGF levels in peritoneal fluid were consistent with an IL-12 based immune mechanism;

●	Consistent with previous analyses the effects observed in the immunohistochemistry analysis were pronounced decreases in the density of immunosuppressive T-cell signals (Foxp3, PD-1, PDL-1, IDO-1) and increases in CD8+ cells in the tumor microenvironment;

●	The ratio of CD8+ cells to immunosuppressive cells was increased in approximately 75% of patients, suggesting an overall shift in the tumor microenvironment from immunosuppressive to pro-immune stimulatory following treatment with IMNN-001. An increase in CD8+ to immunosuppressive T-cell populations was a leading indicator and believed to be a good predictor of improved OS; and

●	Analysis of peritoneal fluid by cell sorting, not reported before, showed a treatment-related decrease in the percentage of immunosuppressive T-cell (Foxp3+), which was consistent with the reduction of Foxp3+ T-cells in the primary tumor tissue, and a shift in tumor naïve CD8+ cell population to more efficient tumor killing memory effector CD8+ cells.

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

In September 2022, the Company announced that its Phase I/II OVATION 2 Study with IMNN-001 in advanced ovarian cancer had completed enrollment with 113 patients. In September 2023, the Company announced interim PFS and OS data with IMNN-001 in its Phase I/II OVATION 2 Study. Interim clinical data from the ITT population showed efficacy trends in PFS. Preliminary OS data followed a similar trend, showing an approximate 9-month improvement in the treatment arm over the control arm.

Subgroup analyses showed patients treated with a PARP inhibitor (“PARPi”) as maintenance therapy had longer PFS and OS if they were also treated with IMNN-001 compared with patients treated with NACT only. This was not a pre-specified subgroup when the protocol was initiated as PARP inhibitors were approved after the OVATION 2 Study was initiated. However given the change in the standard of care, this subgroup was pre-specified in the statistical analysis plan prior to the study read out.

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

In December 2024, the Company announced additional clinical data from ongoing analyses of results from the Phase 2 OVATION 2 Study. The updated results, based on an additional seven months of patient monitoring, showed the hazard ratio (HR) decreased from 0.74 to 0.69 in the ITT population, with an increase in median overall survival (OS) from 11.1 to 13 months following treatment with IMNN-001 plus standard-of-care (SoC) neoadjuvant and adjuvant chemotherapy (NACT) versus SoC alone. More than one-third of patients in the trial survived more than 36 months from the point of study enrollment, with 62% of those surviving patients from the IMNN-001 treatment arm and 38% from the SoC arm. Over 10% of trial participants have reached 48 months or beyond. In April 2025, the Company announced that an IMNN-001 abstract was accepted for oral presentation at the 2025 ASCO annual meeting. The Company also plans to submit the results for publication in a peer-reviewed medical journal.

In March 2025, the Company announced that the FDA is aligned with the protocol for the Phase 3 pivotal trial, called OVATION 3, of its lead candidate IMNN-001 in development for the treatment of women with newly diagnosed advanced ovarian cancer. The Company is currently initiating trial sites and working with trial investigators to begin enrolling study participants.

The Phase 3 OVATION 3 trial will assess the safety and efficacy of IMNN-001 (100 mg/m2 administered intraperitoneally weekly) plus neoadjuvant and adjuvant chemotherapy (NACT) of paclitaxel and carboplatin compared to standard of care (SoC) NACT alone. Study participants will be randomized 1:1 and include women with newly diagnosed advanced ovarian cancer (stage 3 or 4) who are eligible for neoadjuvant therapy, the intent-to-treat (ITT) population, with a sub-group of women positive for homologous recombination deficiency (HRD) including BRCA1 or BRCA2 mutations. Participants who are HRD positive will receive poly ADP-ribose polymerase (PARP) inhibitors as part of standard maintenance therapy. The primary endpoint of the study is overall survival (OS), and secondary endpoints are surgical response score, chemotherapy response score, clinical response and time to second-line treatment. The study will also assess several exploratory endpoints.

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

As of March 31, 2025, fourteen patients were enrolled and treated in the study at the University of Texas MD Anderson Cancer Center and Memorial Sloan Kettering Cancer Center. John Hopkins Medicine Sidney Kimmel Cancer Care Center has been added as a clinical site for this study and is open to recruitment.

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

COVID-19 Vaccine Overview

Emerging data from the recent literature indicate that the quality of the immune response as opposed to its absolute magnitude is what dictates SARS-CoV2 viral clearance and recovery and that an ineffective or non-neutralizing enhanced antibody response might actually exacerbate disease. The first-generation COVID-19 vaccines were developed for rapid production and deployment and were not optimized for generating cellular responses that result in effective viral clearance. Though early data have indicated some of these vaccines to be over 95% effective, these first-generation vaccines were primarily designed to generate a strong antibody response, and while they have been shown to provide prophylactic protection against disease, the durability of this protection is currently unclear. Most of these vaccines have been specifically developed to target the SARS-CoV-2 Spike (S) protein (antigen), though it is known that restricting a vaccine to a sole viral antigen creates selection pressure that can serve to facilitate the emergence of viral resistance. Indeed, even prior to full vaccine rollout, it has been observed that the S protein is a locus for rapid evolutionary and functional change as evidenced by the D614G, Y453F, 501Y.V2, and VUI-202012/01 mutations/deletions. This propensity for mutation of the S protein leads to future risk of efficacy reduction over time as these mutations accumulate.

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

Final data from its proof-of-concept (“PoC”) mouse challenge study confirmed that a PLACCINE DNA-based vaccine can produce robust levels of IgG, neutralizing antibodies, and T-cell responses. The data demonstrated the ability of the Company’s PLACCINE vaccine to protect a SARSCoV-2 mouse model in a live viral challenge. In the study, mice were vaccinated with a PLACCINE vaccine expressing the SARS-CoV-2 spike antigen from the D614G variant or the Delta variant, or a combination vaccine expressing both the D614G and Delta spike variants. The vaccination was administered by intramuscular injection on Day 0 and Day 14, followed by challenge with live SARS-CoV-2 virus on Day 42. All three vaccines, including the single and dual antigen vaccines, were found to have a favorable safety profile and elicited IgG responses and inhibited the viral load by 90-95%. The dual antigen vaccine was equally effective against both variants of the SARS CoV-2 virus.

In March 2023, the Company announced final results from the non-human primate (NHP) study involving three vaccine-treated non-human primates. The final data were consistent with the earlier data and showed excellent immunological response and viral clearance. More specifically, in this NHP study, we examined PLACCINE activity against a more advanced SARS-CoV-2 variants and at a DNA dose that was not previously tested in NHP and demonstrated robust IgG responses, neutralizing antibody responses and complete clearance of virus following the challenge as seen in the previous study.

In March 2023, the Company filed with the FDA a pre-IND package in advance of beginning human testing of a SARS-CoV-2 seasonal booster vaccine. In July 2023, the FDA confirmed in a written response our strategy agreeing that a platform approach to pre-clinical toxicology testing with reference to updated SARS-CoV-2 genes that align with current variant of concern may be used without additional need for toxicology studies. This demonstrated the flexibility and versatility of our platform, which allows for the rapid production and development of any vaccine by simply changing the antigen coding cassette.

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

In February 2025, the Company announced topline safety and immunogenicity data from ongoing analyses of results from the Company’s Phase 1 proof-of-concept clinical trial of IMNN-101. The Phase 1 study was conducted in 24 healthy volunteers as a seasonal COVID-19 vaccine, targeting the SARS-CoV-2 Omicron XBB1.5 spike antigen. IMNN-101 was administered as a single dose vaccine without a booster dose in study participants who were previously vaccinated against the Omicron XBB1.5 variant. Results demonstrated that IMNN-101 is safe and well-tolerated with no serious adverse effects. IMNN-101 induced a persistent 2- to 4-fold increase in serum neutralizing antibody (NAb) titers from baseline through Week 4, further increasing NAb titers between Week 2 and Week 4. The immune response was observed against the XBB1.5 variant and many newer variants following treatment, demonstrating the IMNN-101 vaccine’s cross-reactivity.

The participants in the Phase 1 trial had high baseline immune characteristics presumably from prior infection and multiple previous vaccinations against COVID-19 and ongoing infection as evidenced by the rise in viral nucleocapsid antigen during the study period. Modest increases in T cell responses were observed in this setting of trial participants having received multiple immunizations prior to the study.

The Phase I trial was designed to establish PoC for IMNN-101 as an advancement in vaccine technology. Imunon intends to seek partnership and/or business development opportunities to develop the scientific and business case for IMNN-101 as a future vaccine to address viral mutations.

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

As of March 31, 2025, the Company had $2.9 million in cash and cash equivalents to fund its operations. The Company’s primary sources of cash have been proceeds from the issuance and sale of its common stock, including via its at-the-market (“ATM”) program and other potential funding transactions. There can be no assurance that the Company will be able to do so in the future on a timely basis on terms acceptable to the Company, or at all. The Company has not yet commercialized any of its product candidates. Even if the Company commercializes one or more of its product candidates, it may not become profitable in the near term. The Company’s ability to achieve profitability depends on several factors, including its ability to obtain regulatory approval for its product candidates, successfully complete any post-approval regulatory obligations and successfully commercialize its product candidates alone or in partnership.

Such conditions raise substantial doubts about the Company’s ability to continue as a going concern. Based on the above, management has determined there is substantial doubt regarding our ability to continue as a going concern. The report of our independent registered public accounting firm for the year ended December 31, 2024, includes an explanatory paragraph which expresses substantial doubt about our ability to continue as a going concern. See also Note 2 to the Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

Management’s plan includes private or public equity financings, collaborations, or other strategic transactions such as raising funds from outside investors via its ATM program and other potential funding sources The Company may not be able to obtain funding on acceptable terms, or at all. The terms of any financing may adversely affect the holdings or the rights of the Company’s stockholders. The Company’s ability to raise additional funds will depend, among other factors, on financial, economic and market conditions, many of which are outside of its control, and it may be unable to raise financing when needed, or on terms favorable to the Company. If the Company is unable to obtain sufficient capital to fund its operations it may be required to evaluate alternatives. The Company’s financial statements do not include any adjustments relating to the recoverability and classification of assets, carrying amounts or the amount and classification of liabilities that may be required should the Company be unable to continue as a going concern.

As a result of the risks and uncertainties discussed in the 2024 Annual Report filed on February 27, 2025 with the SEC, among others, we are unable to estimate the duration and completion costs of our research and development projects or when, if ever, and to what extent we will receive cash inflows from the commercialization and sale of a product if one of our drug candidates receives regulatory approval for marketing, if at all. Our inability to complete any of our research and development activities, preclinical studies or clinical trials in a timely manner or our failure to enter into collaborative agreements when appropriate could significantly increase our capital requirements and could adversely impact our liquidity. While our estimated future capital requirements are uncertain and could increase or decrease as a result of many factors, including the extent to which we choose to advance our research and development activities, preclinical studies and clinical trials, or whether we are in a position to pursue manufacturing or commercialization activities, we will need significant additional capital to progress our drug candidates through development and clinical trials, obtain regulatory approvals and manufacture and commercialize approved products, if any. We do not know whether we will be able to access additional capital when needed or on terms favorable to us or our stockholders. Our inability to raise additional capital, or to do so on terms reasonably acceptable to us, would jeopardize the future success of our business.

Financing Overview

Equity, Debt and Other Forms of Financing

During 2025 and 2024 through the date of this Quarterly Report on Form 10-Q, we issued a total of 5.2 million shares of common stock as discussed below for approximately $9.2 million in net proceeds.

On May 15, 2024, the Company filed with the SEC a shelf registration statement on Form S-3 (the “2024 Registration Statement”) for the offer and sale of up to $75 million of its securities. The 2024 Registration Statement was declared effective on May 22, 2024. The 2024 Registration Statement is intended to provide the Company with flexibility to raise capital in the future for general corporate purposes. However, the Company’s ability to offer and sell its securities in a primary offering on the 2024 Registration Statement is limited by General Instruction I.B.6 of Form S-3 (the “Baby Shelf Limitation”), which limits the amount that the Company can offer to up to one-third of its public float during any trailing 12-month period. The Company would no longer be subject to the Baby Shelf Limitation if its public float exceeds $75 million. In the first quarter of 2025, the Company sold 120,047 shares of common stock for net proceeds of $105,693. The Company did not sell any shares of common stock under the ATM program in 2024.

Significant Accounting Policies

Our significant accounting policies are more fully described in Note 1 to our consolidated financial statements included in our 2024 Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 27, 2025. See Note 3 to the Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

As a clinical-stage biopharmaceutical company, our business, and our ability to execute our strategy to achieve our corporate goals are subject to numerous risks and uncertainties. Material risks and uncertainties relating to our business and our industry are described in “Item 1A. Risk Factors” under “Part II: Other Information” included herein.

FINANCIAL REVIEW FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

Results of Operations

For the three months ended March 31, 2025, our net loss was $4.1 million compared to a net loss of $4.9 million for the same three-month period of 2024.

With $2.9 million in cash and cash equivalents, short-term investments and interest receivable at March 31, 2025, such conditions raise substantial doubts about the Company’s ability to continue as a going concern. Based on the above, management has determined there is substantial doubt regarding our ability to continue a going concern.

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

	For the three months ended March 31,
	(In thousands)		Change Increase (Decrease)
	2025	2024
Operating Expenses:
Clinical Research
OVATION	$214	$287	$(73)	(25.4)%
Vaccine	58	571	(513)	(89.8)%
Other Clinical and regulatory	574	477	97	20.3%
Subtotal	846	1,335	(489)	(36.6)%
Non-Clinical R&D and CMC
OVATION	913	405	508	125.4%
PlaCCine Vaccine	-	1,215	(1,215)	-%
Manufacturing (CMC)	406	339	67	19.8%
Subtotal	1,319	1,959	(640)	(32.7)%
Research and development expenses	2,165	3,294	(1,129)	(34.3)%
General and administrative expenses	1,980	1,717	263	15.3%
Total operating expenses	4,145	5,011	(866)	(17.3)%
Loss from operations	$(4,145)	$(5,011)	$(866)	(17.3)%

Research and Development Expenses

Research and development (“R&D”) expenses were $2.2 million in the first quarter of 2025 compared to $3.3 million in same period of 2024. Clinical costs associated with the OVATION program were $0.2 million in the first quarter of 2025 compared to $0.3 million in 2024. Clinical costs associated with the PlaCCine vaccine trial were $58,000 in the first quarter of 2025 compared to $0.6 million in the first quarter of 2024. Other clinical and regulatory costs were $0.6 million the first quarter of 2025 compared to $0.5 million in the same period of 2024. R&D costs associated with the development of IMNN-001 to support the OVATION program were $0.9 million in the first quarter of 2025 compared to $0.4 million in same period of 2024. The development of the PLACCINE DNA vaccine technology platform was $1.2 million in the first quarter of 2024. CMC costs were $0.4 million in the first quarter of 2025 compared to $0.3 million in the same period of 2024.

General and Administrative Expenses

General and administrative expenses were $2.0 million in the first quarter of 2025 compared to $1.7 million in the same period of 2024. The increase was primarily attributable to higher employee-related expenses of $0.5 million offset by lower legal expenses of $0.2 million.

Investment income from the Company’s short-term investments was $43,000 for the first quarter of 2025 compared to $82,000 for the same period in 2024.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have incurred significant losses and negative cash flows from operations. We have financed our operations primarily through the net proceeds from the sales of equity, credit facilities and amounts received under product licensing agreements. The process of developing IMNN-001 and other drug candidates and technologies requires significant research and development work and clinical trial studies, as well as significant manufacturing and process development efforts. We expect these activities, together with our general and administrative expenses, to result in significant operating losses for the foreseeable future. Our expenses have significantly and regularly exceeded our income, and we had an accumulated deficit of $411 million at March 31, 2025.

At March 31, 2025, we had total current assets of $5.1 million and current liabilities of $5.8 million, resulting in a negative net working capital of $0.7 million. At March 31, 2025, we had cash and cash equivalents of $2.9 million. At December 31, 2024, we had total current assets of $8.0 million and current liabilities of $4.8 million, resulting in net working capital of $3.2 million. We have substantial future capital requirements to continue our research and development activities and advance our drug candidates through various development stages. The Company believes these expenditures are essential for the commercialization of its technologies.

Net cash used in operating activities for the first three months of 2025 was $2.8 million. Net cash used by investing activities was $0.3 million during the first three months of 2025.

The Company will continue to seek additional capital through further public or private equity offerings, debt financing, additional strategic alliance and licensing arrangements, collaborative arrangements, or some combination of these financing alternatives. If we raise additional funds through the issuance of equity securities, the percentage ownership of our stockholders could be significantly diluted, and the newly issued equity securities may have rights, preferences, or privileges senior to those of the holders of our common stock. If we raise funds through the issuance of debt securities, those securities may have rights, preferences, and privileges senior to those of our common stock. If we seek strategic alliances, licenses, or other alternative arrangements, such as arrangements with collaborative partners or others, we may need to relinquish rights to certain of our existing or future technologies, drug candidates, or products we would otherwise seek to develop or commercialize on our own, or to license the rights to our technologies, drug candidates, or products on terms that are not favorable to us. The overall status of the economic climate could also result in the terms of any equity offering, debt financing, or alliance, license, or other arrangement being even less favorable to us and our stockholders than if the overall economic climate were stronger. We also will continue to look for government sponsored research collaborations and grants to help offset future anticipated losses from operations and, to a lesser extent, interest income.

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

Item 4. CONTROLS AND PROCEDURES

We have carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our principal executive officer and principal financial officer have concluded that, as of March 31, 2025, which is the end of the period covered by this report, our disclosure controls and procedures are effective at the reasonable assurance level in alerting them in a timely manner to material information required to be included in our periodic reports with the SEC.

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

Item 1A. Risk Factors

There have been no material changes to our risk factors from those disclosed under “Risk Factors” in Part I, Item 1A of our 2024 Annual Report on Form 10-K. The risks and uncertainties described in our 2024 Annual Report on Form 10-K are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also materially adversely affect our business, financial condition, or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the quarter ended March 31, 2025, no directors or executive officers entered into, modified or terminated, contracts, instructions or written plans for the sale or purchase of the Company’s securities that were intended to satisfy the affirmative defense conditions of Rule 10b5-1.

Item 6. Exhibits.

10.1++	Offer Letter of Employment, dated February 1, 2025, between Imunon, Inc. and Douglas Faller, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on February 10, 2025 (SEC File No. 001-15911).

31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Consolidated Balance Sheets, (ii) the unaudited Consolidated Statements of Operations, (iii) the unaudited Consolidated Statements of Comprehensive Loss, (iv) the unaudited Consolidated Statements of Cash Flows, (v) the unaudited Consolidated Statements of Change in Stockholders’ Equity (Deficit), and (vi) Notes to Consolidated Financial Statements.

+	Filed herewith.

++	Management contract or compensatory plan or arrangement.

*	Exhibit 32.1 is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Securities Exchange Act, except as otherwise stated in such filing.

**	XBRL information is filed herewith.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 12, 2025	IMUNON, INC.

Registrant

	By:	/s/ Stacy R. Lindborg Ph.D.
Stacy R. Lindborg, Ph.D.
Chief Executive Officer

	By:	/s/ David Gaiero
David Gaiero
Chief Financial Officer

