Form 10-Q
period 2025-06-30
Imunon, Inc.
filed 2025-08-05
CIK 749647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 1, 2025, the Registrant had 2,192,353 shares of common stock, $0.01 par value per share, outstanding.

IMUNON, INC.

QUARTERLY REPORT ON

FORM 10-Q

Cautionary Note Regarding Forward-Looking Statements

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact are “forward-looking statements” for purposes of this Quarterly Report on Form 10-Q, including, without limitation, any projections of earnings, revenue or other financial items, the Company’s ability to regain compliance with Nasdaq’s continued listing requirements, any statements of the plans and objectives of management for future operations (including, but not limited to, pre-clinical development, clinical trials, manufacturing and commercialization), uncertainties and assumptions regarding any continuing impact of the COVID-19 pandemic on our business, operations, clinical trials, supply chain, strategy, goals and anticipated timelines, any statements concerning proposed drug candidates, potential therapeutic benefits, or other new products or services, any statements regarding future economic conditions or performance, any changes in the course of research and development activities and in clinical trials, any possible changes in cost and timing of development and testing, capital structure, financial condition, working capital needs and other financial items, and any statements of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified using terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential” or “continue,” or the negative thereof or other comparable terminology. Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our industry, business, and operations, we cannot guarantee that actual results will not differ materially from our expectations.

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

PART I: FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

IMUNON, INC.

CONDENSED CONSOLIDATED

BALANCE SHEETS

	June 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,728,776	$5,872,767
Advances and deposits on clinical programs and other current assets	2,162,469	2,136,192
Total current assets	6,891,245	8,008,959

Property and equipment (at cost, less accumulated depreciation and amortization)	676,565	541,272

Other assets:
Operating lease right-of-use assets, net	1,170,517	1,117,133
Deposits and other assets	50,000	50,000
Total other assets	1,220,517	1,167,133

Total assets	$8,788,327	$9,717,364

See accompanying notes to the unaudited condensed consolidated financial statements.

IMUNON, INC.

CONDENSED CONSOLIDATED

BALANCE SHEETS

(Continued)

	June 30, 2025	December 31, 2024
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable – trade	$1,735,568	$1,300,026
Other accrued liabilities	3,199,502	3,033,747
Operating lease liabilities - current portion	382,217	452,358
Total current liabilities	5,317,287	4,786,131

Operating lease liabilities - non-current portion	811,190	686,935
Total liabilities	6,128,477	5,473,066

Commitments and contingencies	-	–

Stockholders’ equity:

Preferred stock - $0.01 par value (100,000 shares authorized and no shares issued or outstanding at June 30, 2025 and December 31, 2024	-	–

Common stock - $0.01 par value (112,500,000 shares authorized; 1,717,502 and 966,714 shares issued at June 30, 2025 and December 31, 2024, respectively; and 1,717,500 and 966,712 shares outstanding at June 30, 2025 and December 31, 2024, respectively)	17,175	9,667
Additional paid-in capital	416,373,961	411,122,863
Accumulated deficit	(413,646,098)	(406,803,044)
Total stockholders’ equity before treasury stock	2,745,038	4,329,486

Treasury stock, at cost (2 shares at June 30, 2025 and December 31, 2024)	(85,188)	(85,188)
Total stockholders’ equity	2,659,850	4,244,298

Total liabilities and stockholders’ equity	$8,788,327	$9,717,364

See accompanying notes to the unaudited condensed consolidated financial statements.

IMUNON, INC.

CONDENSED CONSOLIDATED

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024

Operating expenses:
Research and development	$1,226,954	$2,819,645	$3,392,046	$6,113,506
General and administrative	1,540,910	2,193,706	3,521,117	3,911,291
Total operating expenses	2,767,864	5,013,351	6,913,163	10,024,797

Loss from operations	(2,767,864)	(5,013,351)	(6,913,163)	(10,024,797)

Other income:
Investment income, net	27,305	225,334	70,109	307,255
Total other income, net	27,305	225,334	70,109	307,255

Net loss	$(2,740,559)	$(4,788,017)	$(6,843,054)	$(9,717,542)

Net loss per common share
Basic and diluted	$(2.15)	$(7.64)	$(6.08)	$(15.51)

Weighted average shares outstanding
Basic and diluted	1,277,217	626,726	1,124,730	626,726

See accompanying notes to the unaudited condensed consolidated financial statements.

IMUNON, INC.

CONDENSED CONSOLIDATED

STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Other comprehensive loss

Changes in:
Change in realized and unrealized gains (losses) on available for sale securities, net	$-	$(72,306)	$-	$-

Net loss	(2,740,559)	(4,788,017)	(6,843,054)	(9,717,542)

Total comprehensive loss	$(2,740,559)	$(4,860,323)	$(6,843,054)	$(9,717,542)

See accompanying notes to the unaudited condensed consolidated financial statements.

IMUNON, INC.

CONDENSED CONSOLIDATED

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:

Net loss	$(6,843,054)	$(9,717,542)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	141,690	138,633
Amortization of right-of-use assets	220,911	224,947
Realized losses, net, on investment securities	-	(61,983)
Stock-based compensation	327,174	131,930
Realization of deferred income tax asset	-	1,280,385
Net changes in:
Advances, deposits, and other current assets	(26,277)	205,278
Accounts payable and accrued liabilities	381,116	(2,580,165)
Net cash used in operating activities	(5,798,440)	(10,378,517)

Cash flows from investing activities:
Purchases of investment securities	-	(57,174)
Proceeds from sale and maturity of investment securities	-	9,915,448
Purchases of property and equipment	(276,983)	(11,755)
Net cash (used in) provided by investing activities	(276,983)	9,846,519

Cash flows from financing activities:
Proceeds from sale of common stock equity, net of issuance costs	2,963,738	-
Proceeds from issuance of common stock upon exercise of warrants	1,967,694	-
Net cash provided by financing activities	4,931,432	-

Net change in cash and cash equivalents	(1,143,991)	(531,998)
Cash and cash equivalents at beginning of period	5,872,767	5,838,566
Cash and cash equivalent at end of period	$4,728,776	$5,306,568

See accompanying notes to the unaudited condensed consolidated financial statements.

5

IMUNON, INC.

CONDENSED CONSOLIDATED

STATEMENTS OF CASH FLOWS (Continued)

(Unaudited)

	For the Six Months Ended June 30,
	2025	2024
Supplemental disclosures of cash flow information:

Non-cash investing and financing activities:
Recognition of operating lease right-of-use asset and liability	$274,295	$-

See accompanying notes to the unaudited condensed consolidated financial statements.

IMUNON, INC.

CONDENSED CONSOLIDATED

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

FOR THE THREE MONTHS ENDED JUNE 30, 2025 AND 2024

	Common Stock Outstanding		Additional Paid-in	Treasury Stock		Accumulated	Total Stockholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Equity

Balance at April 1, 2025 (unaudited)	974,717	$9,747	$411,433,008	2	$(85,188)	$(410,905,539)	$452,028

Net loss	-	-	-	-	-	(2,740,559)	(2,740,559)
Sale of equity through equity financing facilities, net of costs	481,482	4,815	2,853,231	-	-	-	2,858,046
Issuance of common stock upon exercise of common stock warrants	260,323	2,603	1,965,091	-	-	-	1,967,694
Issuance of common stock upon exercise of restricted options	980	10	-	-	-	-	10
Stock-based compensation expense	-	-	122,631	-	-	-	122,631
Balance at June 30, 2025 (unaudited)	1,717,502	$17,175	$416,373,961	2	$(85,188)	$(413,646,098)	$2,659,850

	Common Stock Outstanding		Additional Paid-in	Treasury Stock		Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Shares	Amount	Income	Deficit	Equity

Balance at April 1, 2024 (unaudited)	626,727	$6,267	$401,557,890	2	$(85,188)	$133,101	$(393,112,327)	$8,499,743
Net loss	-	-	-	-	-	-	(4,788,017)	(4,788,017)
Realized and unrealized gains (losses), net, on investments securities	-	-	-	-	-	(133,101)	-	(133,101)
Stock-based compensation expense	-	-	162,609	-	-	-	-	162,609
Balance at June 30, 2024 (unaudited)	626,727	$6,267	$401,720,499	2	$(85,188)	$-	$(397,900,344)	$3,741,234

See accompanying notes to the unaudited condensed consolidated financial statements.

IMUNON, INC.

CONDENSED CONSOLIDATED

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024

	Common Stock Outstanding		Additional Paid-in	Treasury Stock		Accumulated	Total Stockholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Equity

Balance at January 1, 2025	966,714	$9,667	$411,122,863	2	$(85,188)	$(406,803,044)	$4,244,298

Net loss	-	-	-	-	-	(6,843,054)	(6,843,054)
Sale of equity through equity financing facilities, net of costs	489,485	4,895	2,958,843	-	-	-	2,963,738
Issuance of common stock upon exercise of common stock warrants	260,323	2,603	1,965,091	-	-	-	1,967,694
Issuance of common stock upon exercise of restricted options	980	10	-	-	-	-	10
Stock-based compensation expense	-	-	327,164	-	-	-	327,164
Balance at June 30, 2025 (unaudited)	1,717,502	$17,175	$416,373,961	2	$(85,188)	$(413,646,098)	$2,659,850

	Common Stock Outstanding		Additional Paid-in	Treasury Stock		Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Shares	Amount	Income	Deficit	Equity

Balance at January 1, 2024	626,654	$6,266	$401,588,570	2	$(85,188)	$60,796	$(388,182,802)	$13,387,642
Net loss	-	-	-	-	-	-	(9,717,542)	(9,717,542)
Issuance of common stock upon exercise of restricted options	73	1	-	-	-	-	-	1
Realized and unrealized gains (losses), net, on investments securities	-	-	-	-	-	(60,796)	-	(60,796)
Stock-based compensation expense	-	-	131,929	-	-	-	-	131,929
Balance at June 30, 2024 (unaudited)	626,727	$6,267	$401,720,499	2	$(85,188)	$-	$(397,900,344)	$3,741,234

See accompanying notes to the unaudited condensed consolidated financial statements.

IMUNON, INC.

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(UNAUDITED)

JUNE 30, 2025

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

Note 2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements, which include the accounts of the Company and its wholly owned subsidiaries, have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. All significant intercompany balances and transactions have been eliminated in consolidation. During the quarter ended June 30, 2025, there were no changes to the Company’s accounting policies. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.

In the opinion of management, all adjustments, consisting only of normal recurring accruals considered necessary for a fair presentation, have been included in the accompanying unaudited condensed consolidated financial statements. Operating results for the three months ended June 30, 2025 and 2024 are not necessarily indicative of the results that may be expected for any other interim period(s) or for any full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the Securities and Exchange Commission on February 27, 2025.

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

Going Concern Uncertainty

Since inception, the Company has incurred substantial operating losses, principally from expenses associated with the Company’s research and development programs, clinical trials conducted in connection with the Company’s drug candidates, and applications and submissions to the FDA. The Company has not generated significant revenue and has incurred significant net losses in each year since inception. For the six months ended June 30, 2025, the Company had a net loss of $6.8 million and used $5.8 million to fund operations. As of June 30, 2025, the Company has incurred approximately $414 million of cumulative net losses. As of June 30, 2025, the Company had $4.7 million in cash and cash equivalents to fund its operations.

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

The Company’s ability to continue as a going concern will depend on its ability to raise additional capital, attain further operating efficiencies, reduce expenditures, and, ultimately, to generate revenue. There are no assurances that these future funding and operating efforts will be successful. If management is unsuccessful in these efforts, the Company’s current capital is not expected to be sufficient to fund operations for the next twelve months.

Management’s plan includes private or public equity financings, collaborations, or other strategic transactions such as raising funds from outside investors via its ATM program and other potential funding sources. The Company may not be able to obtain funding on acceptable terms, or at all. The terms of any financing may adversely affect the holdings or the rights of the Company’s stockholders. The Company’s ability to raise additional funds will depend, among other factors, on financial, economic and market conditions, many of which are outside of its control, and it may be unable to raise financing when needed, or on terms favorable to the Company. If the Company is unable to obtain sufficient capital to fund its operations it may be required to evaluate alternatives. The Company’s condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets, carrying amounts or the amount and classification of liabilities that may be required should the Company be unable to continue as a going concern.

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

In December 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-09, “Improvements to Income Tax Disclosures”, which requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation, and modifies other income tax-related disclosures. ASU No. 2023-09 is effective for the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. Early adoption is permitted. The Company is currently evaluating the impact of the ASU on the income tax disclosures within the condensed consolidated financial statements, the Company expects changes to the Company’s income tax disclosure.

In November 2024, the FASB issued ASU No. 2024-03, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures: Disaggregation of Income Statement Expenses” (“ASU 2024-03”). ASU 2024-03 will require more detailed information about the types of expenses in commonly presented income statement captions such as “Cost of sales” and “Selling, general and administrative expenses”. The new guidance is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027 with early adoption permitted. The Company is currently evaluating the impact that this change will have on the Company’s disclosures.

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

The total number of shares of common stock issuable upon exercise of warrants, stock option grants and equity awards was 1,198,176 and 102,169 shares for the six months ended June 30, 2025 and 2024, respectively. For the six-month periods ended June 30, 2025 and 2024, diluted loss per common share was the same as basic loss per common share as the other warrants, and equity awards that were convertible into shares of the Company’s common stock were excluded from the calculation of diluted loss per common share as their effect would have been anti-dilutive. The Company did not pay any dividends during the first six months of 2025 or 2024.

Note 5. Segment Performance Measures and Expenses

The Company operates in one segment for the research and development of our product candidates. The Company’s chief operating decision maker (“CODM”) has been identified as the Chief Executive Officer and President, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company based on condensed consolidated financial information. Consequently, we view the entire organization as one reportable segment and the strategic purpose of all operating activities (including general & administrative expenses) is to support that one segment. As a pre-revenue research and development company, the CODM evaluates company-wide performance and allocates resources based on non-financial research and development milestones achieved, and to a lesser extent, financial measures of performance such as clinical development (research and development expenses) and general and administrative expenses incurred. Our CODM does not generally evaluate our performance using asset or historical cash flow information.

The table below provides a summary of the significant expense categories and consolidated net loss details provided to the CODM (in thousands):

	For the six months ended June 30,
	(In thousands)		Change Increase (Decrease)
	2025	2024
Operating Expenses:
Clinical Research
OVATION	$382	$721	$(339)	(47.0)%
Placcine Vaccine	33	889	(856)	(96.3)%
Other Clinical and Regulatory	951	1,100	(149)	(13.5)%
Subtotal	1,366	2,710	(1,344)	(49.6)%
Non-Clinical R&D and CMC
OVATION	1,485	652	833	127.8%
PlaCCine Vaccine	-	1,956	(1,956)	-%
Manufacturing (CMC)	541	796	(255)	(32.0)%
Subtotal	2,026	3,404	(1,378)	(40.5)%
Research and development expenses	3,392	6,114	(2,722)	(44.5)%
General and administrative expenses	3,521	3,911	(390)	(10.0)%
Total operating expenses	6,913	10,025	(3,112)	(31.0)%
Loss from operations	$(6,913)	$(10,025)	$(3,112)	(31.0)%

Note 6. Other Accrued Liabilities

Other accrued liabilities at June 30, 2025 and December 31, 2024 include the following:

	June 30, 2025	December 31, 2024
Amounts due to contract research organizations and other contractual agreements	$843,003	$1,048,036
Accrued payroll and related benefits	2,273,259	1,945,111
Accrued professional fees and other	83,240	40,600
Total	$3,199,502	$3,033,747

Note 7. Stockholders’ Equity

On May 15, 2024, the Company filed with the U.S. Securities and Exchange Commission (“SEC”) a shelf registration statement on Form S-3 (the “2024 Registration Statement”) for the offer and sale of up to $75 million of its securities. The 2024 Registration Statement was declared effective on May 22, 2024. The 2024 Registration Statement is intended to provide the Company with flexibility to raise capital in the future for general corporate purposes. However, the Company’s ability to offer and sell its securities in a primary offering on the 2024 Registration Statement is limited by General Instruction I.B.6 of Form S-3 (the “Baby Shelf Limitation”), which limits the amount that the Company can offer to up to one-third of its public float during any trailing 12-month period. The Company would no longer be subject to the Baby Shelf Limitation if its public float exceeds $75 million.

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

On July 22, 2025, the Company filed a prospectus supplement (the “Prospectus Supplement”) to register an additional $4,500,000 of shares of the Company’s common stock, par value $0.01 per share issuable pursuant to the At the Market Offering Agreement, dated as of May 25, 2022, as amended by Amendment No. 1 to At the Market Offering Agreement, dated as of May 15, 2024 (as amended, the “Sales Agreement”), by and between the Company and H.C. Wainwright & Co., LLC, as sales agent or principal (the “Sales Agent”). The Company previously registered the offer and sale of up to $5,500,000 of shares of Common Stock through the Sales Agent under the Sales Agreement. Prior to the date hereof, the Company has sold an aggregate of $1,815,267 shares of Common Stock through the Sales Agent under the Sales Agreement. Accordingly, the Prospectus Supplement covers an aggregate of $8,184,733 of Shares, consisting of $3,684,733 remaining of the amount originally registered and the additional $4,500,000 increase under the Prospectus Supplement.

The Company sold 5,920 shares of common stock under the ATM Agreement for net proceeds of $99,506 during 2024. The Company sold 190,176 shares of common stock under the ATM Agreement for net proceeds of $1,648,831 through July 2025.

July 2024 Offering

On July 30, 2024, the Company entered into the July 2024 Purchase Agreement with the Purchasers, pursuant to which the Company issued, in a registered direct offering, an aggregate of 333,334 shares of the Company’s common stock at an offering price of $30.00 per share for gross proceeds of $10.0 million before the deduction of placement agent fees and offering expenses. In a concurrent private placement and also pursuant to the July 2024 Purchase Agreement, the Company issued to the Purchasers the Warrants to purchase an aggregate of 333,334 shares of its common stock at an exercise price of $30.00 per share.

The Warrants became exercisable immediately after issuance for a term of five and one-half years following the date of issuance. The closing of the July 2024 Offering occurred on August 1, 2024.

On May 12, 2025, the Company entered into an exchange agreement (the “Agreement”) with the holders (the “Warrant Holders”) of certain warrants of the Company issued on August 1, 2024, which are exercisable for an aggregate of 333,334 shares of the Company’s common stock, par value $0.01 per share. Pursuant to the terms of the Agreement, the Company will issue to the Warrant Holders an aggregate of 194,734 shares of Common Stock (the “Warrant Exchange Shares”), on a one-for-one basis, in exchange for shares issuable under the Warrants (the “Warrant Exchange”), in reliance on an exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended (the “Securities Act”). Pursuant to the Agreement, the Warrant Holders also agreed to waive the Company’s compliance with the provisions of Section 4.12(b) of the Securities Purchase Agreement, dated July 30, 2024, with respect to any Company Variable Rate Transaction (as defined in the Purchase Agreement) for a period of forty-five (45) days from the date of the Agreement and agreed to a lock up period on the Warrant Exchange Shares ending on the opening of trading on May 14, 2025. The Warrant Exchange closed on May 13, 2025. The number of Warrant Exchange Shares that will be issued pursuant to the Agreement will represent 19.98% of the shares of Common Stock outstanding as of the date of the Agreement.

May 2025 Offering

On May 23, 2025, the Company entered into a Securities Purchase Agreement with certain institutional and accredited investors, for the issuance and sale in a private placement of: (i) 185,186 shares of the Company’s common stock, (ii) 296,297 of pre-funded warrants at an exercise price of $0.0001 per share and (iii) 962,964 warrants at an exercise price of $6.75 per share for gross proceeds of approximately $3.3 million before the deduction of placement agent fees and offering expenses.

The Prefunded Warrants became exercisable immediately after issuance for a term of two and one-half years following the date of issuance. The Warrants will be exercisable upon receipt of such approval as may be required by the applicable rules and regulations of the Nasdaq Stock Market (or any successor entity) from the stockholders of the Company with respect to issuance of all of the Warrants and the shares of Common Stock upon the exercise thereof (“Stockholder Approval,” and such date, the “Stockholder Approval Date”) and have a term of three years. The prefunded warrants were exercised in full on June 16, 2025 and June 18, 2025.

In addition, the Company issued to H.C. Wainwright & Co., LLC warrants (the “Placement Agent Warrants”) to purchase up to an aggregate of 24,075 shares of common stock at an exercise price equal to $8.44 per share. The Placement Agent Warrants have substantially the same terms as the Warrants. The closing of the May 2025 Offering occurred on May 28, 2025. On July 11, 2025, the Company’s shareholders approved the issuance of the Warrants.

Note 8. Stock-Based Compensation

The Company has long-term compensation plans that permit the granting of equity-based awards in the form of stock options, restricted stock, restricted stock units, stock appreciation rights, other stock awards, and performance awards.

In 2018, stockholders approved the Imunon, Inc. 2018 Stock Incentive Plan (the “2018 Plan”). The 2018 Plan, as amended, permits the granting of 131,334 shares of Imunon common stock as equity awards in the form of incentive stock options, nonqualified stock options, restricted stock, restricted stock units, stock appreciation rights, other stock awards, performance awards, or in any combination of the foregoing.

As of June 30, 2025, there were a total of 130,691 shares of Imunon common stock reserved for issuance under the 2018 Plan, which were comprised of 112,424 shares of Imunon common stock subject to equity awards previously granted under the 2018 Plan and the Company’s 2007 Stock Incentive Plan and 18,267 shares of Imunon common stock available for future issuance under the 2018 Plan. At the 2025 Annual Stockholders Meeting of the Company held on July 11, 2025, stockholders approved an amendment to the 2018 Plan, as previously amended, whereby the Company increased the number of shares of common stock available by 133,333 to a total of 264,667 under the 2018 Plan, as amended. Prior to the adoption of the 2018 Plan, the Company had maintained the 2007 Stock Incentive Plan (the “2007 Plan”).

As of June 30, 2025, the Compensation Committee of the Board of Directors approved the grant of inducement stock options (the “Inducement Option Grants”) to purchase a total of 15,366 shares of Imunon common stock. Each Inducement Option Grant has a weighted exercise price of $14.71 per share. Each Inducement Option Grant vests over three years, with one-third vesting on the one-year anniversary of the employee’s first day of employment with the Company and one-third vesting on the second and third anniversaries thereafter, subject to the new employee’s continued service relationship with the Company on each such date. Each Inducement Option Grant has a ten-year term and is subject to the terms and conditions of the applicable stock option agreement.

Total compensation cost related to stock options and restricted stock awards was approximately $0.3 million and $0.1 million of expense for the six months ended June 30, 2025 and 2024, respectively. Of these amounts, approximately $0.1 million for the six months ended June 30, 2025 and 2024 were charged to research and development expenses and $0.2 million of expense for the six months ended June 30, 2025 and $17,000 reversal of expense for the six months ended June 30, 2024 were charged to general and administrative expenses.

A summary of stock option awards and restricted stock grants, inclusive of awards granted under the 2018 Stock Plan and Inducement Option Grants for the six-months ended June 30, 2025 is presented below:

	Stock Options		Restricted Stock Awards		Weighted Average
	Options Outstanding	Weighted Average Exercise Price	Non-vested Restricted Stock Outstanding	Weighted Average Grant Date Fair Value	Contractual Terms of Equity Awards (in years)
Equity awards outstanding at January 1, 2025	109,725	$29.31	2,647	$14.85

Equity awards granted	21,449	$12.96	-	$-

Equity awards issued	-	-	980	$14.85

Equity awards terminated	(5,050)	$27.88	-	$-

Equity awards outstanding at June 30, 2025	126,124	$26.59	1,667	$14.85	8.7

Equity awards exercisable at June 30, 2025	78,453	$32.70			8.1

Aggregate intrinsic value of equity awards exercisable at June 30, 2025	$-

As of June 30, 2025, there was $0.4 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements. That cost is expected to be recognized over a period of three to four years. The weighted average grant date fair value of the stock options granted was $0.81 during the six months ended June 30, 2025.

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

	For the Six Months Ended June 30,
	2025	2024
Risk-free interest rate	4.31 to 4.55%	4.31%
Expected volatility	110.74 to 115.63%	101.74 to 108.94%
Expected life (in years)	9.0 to 10.0	9.0 to 10.0
Expected dividend yield	0.0%	0.0%

Expected volatilities utilized in the model are based on historical volatility of the Company’s stock price. The risk-free interest rate is derived from values assigned to U.S. Treasury bonds with terms that approximate the expected option lives in effect at the time of grant.

Note 9. Warrants

Following is a summary of all warrant activity for the six-month period ended June 30, 2025:

Warrants	Number of Warrants Issued	Weighted Average Exercise Price

Warrants outstanding at January 1, 2025	343,671	$37.65

Warrants issued	1,283,334	5.22

Warrants exercised – cashless	(194,734)	-

Warrants exercised	(361,888)	5.44

Warrants outstanding at June 30, 2025	1,070,383	$11.07

Aggregate intrinsic value of outstanding warrants at June 30, 2025	$5,141,320

Weighted average remaining contractual terms at June 30, 2025	3.1 years

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

The following is a table of the lease payments and maturity of the Company’s operating lease liabilities as of June 30, 2025:

2025	$240,391
2026	488,821
2027	498,086
2028 and thereafter	149,896
Subtotal future lease payments	1,377,194
Less imputed interest	(183,787)
Total lease liabilities	$1,193,407

Weighted average remaining life	2.85

Weighted average discount rate	9.98%

For the six-month period ended June 30, 2025, operating lease expense was $283,813 and cash paid for operating leases included in operating cash flows was $283,083. For the six-month period ended June 30, 2024, operating lease expense was $314,457 and cash paid for operating leases included in operating cash flows was $325,091.

Note 11. Commitments and Contingencies

We are not currently a party to any material legal proceedings.

Note 12. Subsequent Events

The Company has evaluated its subsequent events from June 30, 2025, through the date these condensed consolidated financial statements were issued.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes a number of significant provisions, including the permanent extension of certain expiring provisions of the 2017 Tax Cuts and Jobs Act. Additionally, the OBBBA contains changes to the capitalization of research and development expenses, accelerated fixed asset depreciation, and limitations on deductions for interest expense, among other provisions. The Company is still evaluating the impact of the OBBBA.

Reverse Stock Split

On July 25, 2025, the Company effected a 15-for-1 reverse stock split of its common stock which was made effective for trading purposes as of 12:01 a.m. ET on July 25, 2025. As of that date, each 15 shares of issued and outstanding common stock and equivalents were consolidated into one share of common stock. All shares have been restated to reflect the effects of the 15-for-1 reverse stock split. In addition, at the market open on July 25, 2025, the Company’s common stock started trading under a new CUSIP number 15117N701 although the Company’s ticker symbol, IMNN, remained unchanged.

The reverse stock split was previously approved by the Company’s stockholders at the 2025 Annual Meeting held on July 11, 2025, and the Company subsequently filed a Certificate of Amendment to its Certificate of Incorporation to effect the stock consolidation. The primary reasons for the reverse stock split and the amendment are:

●	To provide the Company with the ability to support its future anticipated growth and would provide greater flexibility to consider and respond to future business opportunities and needs as they arise, including equity financings and stock-based acquisitions of new technology and product development candidates. The availability of additional shares of Common Stock would permit the Company to undertake certain of the foregoing actions without delay and expense associated with holding a Special Meeting of Stockholders to obtain stockholder approval each time such an opportunity arises that would require the issuance of shares of Common Stock; and

●	To continue listing on The NASDAQ Capital Market, which requires that the Company comply with the applicable listing requirements under NASDAQ Marketplace Rules, which requirements include, among others, a minimum bid price of at least $1.00 per share. On November 26, 2024, the Company received a letter from NASDAQ indicating that the closing bid price of the Company’s Common Stock fell below $1.00 per share for the previous 30 consecutive business days, and that the Company was therefore not in compliance with the minimum bid price requirement for continued inclusion on The NASDAQ Capital Market. The Company had 180 calendar days, until May 27, 2025, to regain compliance with this requirement, which occurs when the closing bid price of the Company’s Common Stock is at least $1.00 per share for a minimum of ten consecutive business days during the 180-day compliance period. As of May 27, 2025, we were not eligible for an additional 180 calendar day compliance period, as we did not meet the required Nasdaq initial listing standards, and, on May 28, 2025, we received a delisting notice from Nasdaq. We also received a notice from the Staff notifying us that, because our stockholders’ equity was below $2.5 million as reported on our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, we no longer meet the minimum stockholders’ equity requirement for continued listing on Nasdaq under Nasdaq Rule 5550(b)(1). On May 29, 2025, the Company requested a hearing before The Nasdaq Hearings Panel (“Panel”). At this hearing, the Company requested an extension to meet the requirements and return to compliance. A reverse stock split is a potentially effective means for the Company to regain and maintain compliance with Nasdaq Marketplace Rules and to avoid, or at least mitigate, the likely adverse consequences of common stock being delisted from The Nasdaq Capital Market by producing the immediate effect of increasing the bid price of common stock.

Immediately prior to the reverse stock split, the Company had 31,828,425 shares of common stock outstanding which consolidated into 2,121,895 shares of the Company’s common stock. No fractional shares were issued in connection with the reverse stock split. All fractional shares will be rounded up to the nearest whole share. The reverse stock split did not impact the total authorized number of shares of common or preferred stock or the par value thereof. The number of outstanding options, stock awards and warrants were adjusted accordingly, with outstanding options and stock awards being reduced from approximately 1.9 million to approximately 0.1 million and outstanding warrants being reduced from approximately 12.7 million to approximately 0.8 million.

Increase to Authorized Shares

At the 2025 Annual Meeting of Stockholders (the “Annual Meeting”) of the Company held on July 11, 2025, upon the recommendation of the Company’s board of directors, the Company’s stockholders voted on and approved an amendment to the Company’s Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 112,500,000 shares to 350,000,000 shares, and to make a corresponding change to the number of authorized shares of capital stock. Such amendment became effective on July 11, 2025 upon filing with the Secretary of State of the State of Delaware.

Stock Dividend

On July 28, 2025, the Company announced that the Company’s Board of Directors approved a 15% stock dividend, 0.15 shares of common stock (the “Stock Dividend”) per share of the Company’s issued and outstanding shares of common stock and per each common stock equivalent with dividend rights.

The Board of Directors has fixed August 7, 2025 as the record date (the “Record Date”) for the Stock Dividend, and the Stock Dividend will be payable on August 21, 2025 to stockholders of record as of the Record Date.

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

On July 30, 2024, the Company announced positive topline results from the Phase II OVATION 2 Study. Highlights from patients treated with IMNN-001 plus standard-of-care in a first-line treatment setting include:

●	An 11.1 month increase in median OS compared with standard-of-care alone in the ITT population.

●	A hazard ratio in the ITT population of 0.74, which indicates a 35% improvement in survival.

●	Among the approximately 90% of trial participants who received at least 20% of specified treatments per-protocol in both study arms, patients in the IMNN-001 arm had a 15.7 month increase in median OS, representing a further extension of life with a hazard ratio of 0.64, a 56% improvement in survival.

●	For nearly 40% of trial participants treated with a PARP inhibitor, the hazard ratio decreased further to 0.41, with median OS in the IMNN-001 treatment arm not yet reached at the time of database lock, compared with median OS of 37.1 months in the standard-of-care treatment arm.

The PFS results, the trial’s primary endpoint, support the OS results with:

●	A three-month improvement in PFS compared with standard-of-care alone. All patients treated with IMNN-001 remained progression free during the treatment period, while patients in the Standard of Care treatment arm progressed.

●	A hazard ratio in the intent-to-treat population of 0.79, indicating a 27% improvement in delaying progression for the IMNN-001 treatment arm.

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

In June 2025, the Company announced positive data from the Company’s Phase 2 OVATION 2 Study showing that treatment with IMNN-001 in women with newly diagnosed advanced ovarian cancer resulted in consistent, clinically meaningful improvements in several key endpoints across treatment groups, including overall survival (OS), progression-free survival (PFS), chemotherapy response score and surgical response. Treatment with IMNN-001 also showed a favorable safety profile, with no reports of serious immune-related adverse events. The full results were presented in an oral presentation at the 2025 American Society of Clinical Oncology (ASCO) Annual Meeting in Chicago, Illinois, and simultaneously published in the peer-reviewed journal Gynecologic Oncology. The data presented highlighted the consistent results achieved across all treatment groups, demonstrating: Median 13-month increase in OS (46 vs. 33 months) and median 3-month increase in PFS (14.9 vs. 11.9 months) in IMNN-001 treatment arm compared to standard of care alone. Better therapeutic effect observed with IMNN-001 treatment compared to the control arm (p=0.0375), as shown by mean 6.5-month extension of time free of progression or death (PFS + OS) captured in totality of treatment effect. Use of poly ADP-ribose polymerase (PARP) inhibitors as part of maintenance therapy further enhanced outcomes, with median OS not yet reached in IMNN-001 treatment arm after >5 years compared to 37 months on standard of care. Chemotherapy response score highlights double the response rate of a complete or near complete histopathological response following treatment with 26.1% in the IMNN-001 treatment arm compared to 13.0% in the control arm. Surgical response rate of no macroscopic residual tumor left after surgery 64.6% in the IMNN-001 treatment arm compared to 52.1% in the control arm. Hazard ratio of 0.78 in study participants who are homologous recombination proficient (HRP) and hazard ratio of 0.42 in women positive for homologous recombination deficiency (HRD+), including BRCA1 or BRCA2 mutations, suggesting increased therapeutic activity. IMNN-001 was generally safe and well tolerated, with no reports of cytokine release syndrome, systemic toxicity or serious immune-related adverse events.

On June 18, 2025, the Company announced the presentation of new positive translational data from the Phase 2 OVATION 2 Study of IMNN-001 at the ESMO Gynaecological Cancers Congress 2025, that took place on June 19-21, 2025, in Vienna, Austria. Results presented at the ESMO Congress showed that treatment with IMNN-001 induced substantial increases in IL-12 and interferon-gamma (IFN-γ) and tumor necrosis factor-alpha (TNF-α), key downstream anti-cancer immune cytokines. Increases in IL-12, IFN-γ and TNF-α levels in the peritoneal cavity were approximately 27-, 62- and 36-fold following treatment, respectively, demonstrating the tumor-localized effect of IMNN-001 in women with advanced ovarian cancer. IMNN-001 continues to show a favorable safety profile.

OVATION 3 Study. On September 11, 2024, a scientific advisory board was held with DSMB members, principal investigators, and scientific experts to discuss and seek input on the protocol synopsis for the Phase III trial. A protocol synopsis was submitted along with a briefing document for review and input at the End-of-Phase II (“EOP2”) meeting with the U.S. Food and Drug Administration focused on the Phase III study. The EOP2 meeting was conducted in the fourth quarter of 2024.

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

As of June 30, 2025, Providence Sacred Heart Medical Center & Children’s Hospital and Washington University School of Medicine in St. Louis are open to recruitment.

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

As of June 30, 2025, fifteen patients were enrolled and treated in the study at the University of Texas MD Anderson Cancer Center and Memorial Sloan Kettering Cancer Center. John Hopkins Medicine Sidney Kimmel Cancer Care Center is open to recruitment.

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

On May 15, 2025, the Company announced new data from its first Phase 1 proof-of-concept clinical trial of IMNN-101. Results in 24 healthy volunteers demonstrated IMNN-101’s durability of protection at six months after a single dose targeting the SARS-CoV-2 Omicron XBB1.5 spike antigen variant. IMNN-101 induced up to a 3-fold median increase in the serum neutralizing antibody (NAb) titers from baseline at six months, with initial evidence of a stronger immune response in two higher dose cohorts (2.0 mg and 1.0 mg) compared to a lower dose cohort (0.5 mg). The highest observed increase among the participating volunteers was 8-fold from baseline. IMNN-101 continues to be safe and well tolerated, with no serious adverse effects reported.

In the Phase 1 trial, designed to demonstrate the advantages of Imunon’s technology compared to approved messenger RNA (mRNA) vaccines, IMNN-101 was administered as a single dose vaccine without a booster dose in study participants who were previously vaccinated against the Omicron XBB1.5 variant. Study participants had high baseline immune characteristics, presumably from prior infection and multiple previous vaccinations against COVID-19, and ongoing infection. Modest increases in T-cell responses were observed in trial participants who received multiple immunizations prior to the study. Results from the Phase 1 trial build on data previously announced in February 2025, which showed IMNN-101 induced a persistent 2- to 4-fold increase in serum NAb titers from baseline through Week 4, further increasing NAb titers between Week 2 and Week 4. The immune response was also observed against the XBB1.5 variant and many newer variants following treatment, demonstrating the IMNN-101 vaccine’s cross-reactivity. The Phase 1 clinical data of IMNN-101 is consistent with strong evidence of immunogenicity and protection for the PlaCCine platform in rodents and non-human primates, with prior preclinical results showing comparable protection efficiency (>95%) to a commercial mRNA vaccine in non-human primates.

On June 17, 2025, the Company announced that an abstract highlighting Phase 1 proof-of-concept clinical trial results of IMNN-101 was accepted for oral presentation at the 10th International Conference on Vaccines Research & Development. The meeting is being held November 5-7, 2025, in Boston, MA.

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

As of June 30, 2025, the Company had $4.7 million in cash and cash equivalents to fund its operations. The Company’s primary sources of cash have been proceeds from the issuance and sale of its common stock, including via its at-the-market (“ATM”) program and other potential funding transactions. There can be no assurance that the Company will be able to do so in the future on a timely basis on terms acceptable to the Company, or at all. The Company has not yet commercialized any of its product candidates. Even if the Company commercializes one or more of its product candidates, it may not become profitable in the near term. The Company’s ability to achieve profitability depends on several factors, including its ability to obtain regulatory approval for its product candidates, successfully complete any post-approval regulatory obligations and successfully commercialize its product candidates alone or in partnership.

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

Financing Overview

Equity, Debt and Other Forms of Financing

During 2025 and 2024 through the date of this Quarterly Report on Form 10-Q, we issued a total of 1.1 million shares of common stock as discussed below for approximately $14.0 million in net proceeds.

On May 15, 2024, the Company filed with the SEC a shelf registration statement on Form S-3 (the “2024 Registration Statement”) for the offer and sale of up to $75 million of its securities. The 2024 Registration Statement was declared effective on May 22, 2024. The 2024 Registration Statement is intended to provide the Company with flexibility to raise capital in the future for general corporate purposes. However, the Company’s ability to offer and sell its securities in a primary offering on the 2024 Registration Statement is limited by General Instruction I.B.6 of Form S-3 (the “Baby Shelf Limitation”), which limits the amount that the Company can offer to up to one-third of its public float during any trailing 12-month period. The Company would no longer be subject to the Baby Shelf Limitation if its public float exceeds $75 million. In the first quarter of 2025, the Company sold 8,003 shares of common stock for net proceeds of $105,693. The Company did not sell any shares of common stock under the ATM program in 2024.

May 2025 Offering

On May 23, 2025, the Company entered into a Securities Purchase Agreement with certain institutional and accredited investors, for the issuance and sale in a private placement of: (i) 185,186 shares of the Company’s common stock, (ii) 296,297 of pre-funded warrants at an exercise price of $0.0015 per share and (iii) 962,964 warrants at an exercise price of $6.75 per share for gross proceeds of approximately $3.3 million before the deduction of placement agent fees and offering expenses.

The Prefunded Warrants became exercisable immediately after issuance for a term of two and one-half years following the date of issuance. The Warrants will be exercisable upon receipt of such approval as may be required by the applicable rules and regulations of the Nasdaq Stock Market (or any successor entity) from the stockholders of the Company with respect to issuance of all of the Warrants and the shares of Common Stock upon the exercise thereof (“Stockholder Approval,” and such date, the “Stockholder Approval Date”) and have a term of three years. The prefunded warrants were exercised in full on June 16, 2025 and June 18, 2025.

In addition, the Company issued to H.C. Wainwright & Co., LLC warrants (the “Placement Agent Warrants”) to purchase up to an aggregate of 24,075 shares of common stock at an exercise price equal to $8.44 per share. The Placement Agent Warrants have substantially the same terms as the Warrants. The closing of the May 2025 Offering occurred on May 28, 2025. On July 11, 2025, the Company’s shareholders approved the issuance of the Warrants.

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

FINANCIAL REVIEW FOR THE THREE MONTHS ENDED JUNE 30, 2025 AND 2024

Results of Operations

For the three months ended June 30, 2025, our net loss was $2.8 million compared to a net loss of $4.8 million for the same three-month period of 2024.

With $4.7 million in cash and cash equivalents at June 30, 2025, such conditions raise substantial doubts about the Company’s ability to continue as a going concern. Based on the above, management has determined there is substantial doubt regarding our ability to continue a going concern.

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

	For the three months ended June 30,
	(In thousands)		Change Increase (Decrease)
	2025	2024
Operating Expenses:
Clinical Research
OVATION	$168	$434	$(266)	(61.3)%
Vaccine	25	318	(293)	(92.1)%
Other Clinical and Regulatory	328	623	(295)	(47.4)%
Subtotal	521	1,375	(854)	(62.1)%
Non-Clinical R&D and CMC
OVATION	571	247	324	131.2%
PlaCCine Vaccine	-	741	(741)	-%
Manufacturing (CMC)	135	456	(321)	(70.4)%
Subtotal	706	1,444	(738)	(51.1)%
Research and development expenses	1,227	2,819	(1,592)	(56.5)%
General and administrative expenses	1,541	2,194	(653)	(29.8)%
Total operating expenses	2,768	5,013	(2,245)	(44.8)%
Loss from operations	$(2,768)	$(5,013)	$(2,245)	(44.8)%

Research and Development Expenses

Research and development (“R&D”) expenses were $1.2 million in the second quarter of 2025 compared to $2.8 million in same period of 2024. Clinical costs associated with the OVATION program were $0.2 million in the second quarter of 2025 compared to $0.4 million in the same period of 2024. Clinical costs associated with the PlaCCine vaccine trial were $25,000 in the second quarter of 2025 compared to $0.3 million in the second quarter of 2024. Other clinical and regulatory costs were $0.3 million the second quarter of 2025 compared to $0.6 million in the same period of 2024. R&D costs associated with the development of IMNN-001 to support the OVATION program were $0.6 million in the second quarter of 2025 compared to $0.2 million in same period of 2024. The development of the PLACCINE DNA vaccine technology platform was $0.7 million in the second quarter of 2024. CMC costs were $0.1 million in the second quarter of 2025 compared to $0.5 million in the same period of 2024.

General and Administrative Expenses

General and administrative expenses were $1.5 million in the second quarter of 2025 compared to $2.2 million in the same period of 2024. The decrease was primarily attributable to lower employee-related expenses of $0.7 million.

Investment income from the Company’s short-term investments was $27,000 for the second quarter of 2025 compared to $225,000 for the same period in 2024 due to cash balance.

FINANCIAL REVIEW FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024

Results of Operations

For the six months ended June 30, 2025, our net loss was $6.9 million compared to a net loss of $9.7 million for the same six-month period of 2024.

With $4.7 million in cash and cash equivalents at June 30, 2025, such conditions raise substantial doubts about the Company’s ability to continue as a going concern. Based on the above, management has determined there is substantial doubt regarding our ability to continue a going concern.

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

	For the six months ended June 30,
	(In thousands)		Change Increase (Decrease)
	2025	2024
Operating Expenses:
Clinical Research
OVATION	$382	$721	$(339)	(47.0)%
Vaccine	83	889	(806)	(90.7)%
Other Clinical and regulatory	901	1,100	(199)	(18.1)%
Subtotal	1,366	2,710	(1,344)	(49.6)%
Non-Clinical R&D and CMC
OVATION	1,485	652	833	127.8%
PlaCCine Vaccine	-	1,956	(1,956)	-%
Manufacturing (CMC)	541	796	(255)	(32.0)%
Subtotal	2,026	3,404	(1,378)	(40.5)%
Research and development expenses	3,392	6,114	(2,722)	(44.5)%
General and administrative expenses	3,521	3,911	(390)	(10.0)%
Total operating expenses	6,913	10,025	(3,112)	(31.0)%
Loss from operations	$(6,913)	$(10,025)	$(3,112)	(31.0)%

Research and Development Expenses

Research and development (“R&D”) expenses were $3.4 million in the first half of 2025 compared to $6.1 million in same period of 2024. Clinical costs associated with the OVATION program were $0.4 million in the first half of 2025 compared to $0.7 million in 2024. Clinical costs associated with the PlaCCine vaccine trial were $83,000 in the first half of 2025 compared to $0.9 million in the first half of 2024. Other clinical and regulatory costs were $0.9 million the first half of 2025 compared to $1.1 million in the same period of 2024. R&D costs associated with the development of IMNN-001 to support the OVATION program were $1.5 million in the first half of 2025 compared to $0.7 million in same period of 2024. The development of the PLACCINE DNA vaccine technology platform was $2.0 million in the first half of 2024. CMC costs were $0.5 million in the first half of 2025 compared to $0.8 million in the same period of 2024.

General and Administrative Expenses

General and administrative expenses were $3.5 million in the first half of 2025 compared to $3.9 million in the same period of 2024. The decrease was primarily attributable to lower employee-related expenses of $0.2 million and lower legal expenses and travel costs of $0.2 million.

Investment income from the Company’s short-term investments was $70,000 for the first half of 2025 compared to $307,000 for the same period in 2024 due to cash balance.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have incurred significant losses and negative cash flows from operations. We have financed our operations primarily through the net proceeds from the sales of equity, credit facilities and amounts received under product licensing agreements. The process of developing IMNN-001 and other drug candidates and technologies requires significant research and development work and clinical trial studies, as well as significant manufacturing and process development efforts. We expect these activities, together with our general and administrative expenses, to result in significant operating losses for the foreseeable future. Our expenses have significantly and regularly exceeded our income, and we had an accumulated deficit of $414 million at June 30, 2025.

At June 30, 2025, we had total current assets of $6.9 million and current liabilities of $5.3 million, resulting in a net working capital of $1.6 million. At June 30, 2025, we had cash and cash equivalents of $4.7 million. At December 31, 2024, we had total current assets of $8.0 million and current liabilities of $4.8 million, resulting in net working capital of $3.2 million. We have substantial future capital requirements to continue our research and development activities and advance our drug candidates through various development stages. The Company believes these expenditures are essential for the commercialization of its technologies.

Net cash used in operating activities for the first six months of 2025 was $5.8 million. Net cash used by investing activities was $0.3 million during the first six months of 2025.

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

Item 4. CONTROLS AND PROCEDURES

We have carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our principal executive officer and principal financial officer have concluded that, as of June 30, 2025, which is the end of the period covered by this report, our disclosure controls and procedures are effective at the reasonable assurance level in alerting them in a timely manner to material information required to be included in our periodic reports with the SEC.

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

Item 1A. Risk Factors

With the exception of the changes described and set forth below, there have been no material changes to our risk factors from those disclosed under “Risk Factors” in Part I, Item 1A of our 2024 Annual Report on Form 10-K. The risks and uncertainties described in our 2024 Annual Report on Form 10-K, as supplemented by this Form 10-Q, are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also materially adversely affect our business, financial condition, or results of operations.

Risks Related Investing in our Common Stock

Any market activity involving short selling or other market making activities could result in negative impact to the market price for our Common Stock.

Short selling is a method used to capitalize on an expected decline in the market price of a security and could depress the price of our Common Stock, which could further increase the potential for future short sales. Sales of our Common Stock could encourage short sales by market participants, which could create negative market momentum. Continued short selling may bring about a temporary, or possibly long term, decline in the market price of our Common Stock. The Company cannot predict the size of future issuances or sales of Common Stock or the effect, if any, that future issuances and sales of Common Stock will have on its market price or the activities of short sellers. Sales involving significant amounts of Common Stock, including issuances made in the ordinary course of the Company’s business, or the perception that such sales could occur, may materially and adversely affect prevailing market prices of the Common Stock.

Our Common Stock may be delisted from Nasdaq if we fail to comply with continued listing standards.

Our Common Stock is currently traded on Nasdaq under the symbol “IMNN.” If we fail to comply with Nasdaq’s continued listing standards, we may be delisted and our Common Stock will trade, if at all, only on the over-the-counter market, such as the OTC Bulletin Board or OTCQX market, and then only if one or more registered broker-dealer market makers comply with quotation requirements. In addition, delisting of our Common Stock could depress our stock price, substantially limit liquidity of our Common Stock and materially adversely affect our ability to raise capital on terms acceptable to us, or at all. Further, delisting of our Common Stock would likely result in our Common Stock becoming a “penny stock” under the Exchange Act.

On November 26, 2024, we received a notice from the Staff notifying us that, based upon the closing bid price of our Common Stock, for the 30 consecutive business days prior to the notice, we no longer met the requirement to maintain a minimum closing bid price of $1.00 per share, as set forth in Nasdaq Listing Rule 5550(a)(2). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we were granted 180 calendar days, or until May 27, 2025, to regain compliance with the minimum bid price rule. To regain compliance, the closing bid price of our Common Stock was required to be $1.00 per share or more for a minimum of ten (10) consecutive business days at any time before May 27, 2025. As of May 27, 2025, we were not eligible for an additional 180 calendar day compliance period, as we did not meet the required Nasdaq initial listing standards, and, on May 28, 2025, we received a delisting notice from Nasdaq. We also received a notice from the Staff notifying us that, because our stockholders’ equity was below $2.5 million as reported on our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, we no longer meet the minimum stockholders’ equity requirement for continued listing on Nasdaq under Nasdaq Rule 5550(b)(1). On May 29, 2025, we requested a hearing before a Nasdaq Hearing Panel, at which we requested a suspension of delisting pending our return to compliance. Pursuant to Nasdaq Listing Rule 5815(a)(1)(B), the hearing request stayed the suspension of trading and delisting of our common stock pending the conclusion of the hearing process. There can be no assurance the Staff or the Hearings Panel will grant our request for continued listing. We have timely submitted a plan to regain compliance with the foregoing deficiencies. Although we intend to use all reasonable efforts to achieve compliance with all Nasdaq listing standards, there can be no assurance that we will be able to regain compliance with the listing standards or that we will otherwise be in compliance with other applicable Nasdaq listing criteria. Furthermore, Nasdaq may delist our Common Stock for public interest concerns, even if we are able to regain compliance for continued listing on Nasdaq under the minimum closing bid price and stockholders’ equity listing requirements.

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

We will need to raise additional capital to fund our planned future operations, and we may be unable to secure such capital without significant dilutive financing transactions, or at all. If we are not able to raise additional capital, we may not be able to complete the development, testing and commercialization of our drug candidates and will not be able to continue as a going concern.

We have not generated significant revenue and have incurred significant net losses in each year since our inception. For the six months ended June 30, 2025 and the year ended December 31, 2024, we incurred a net loss of $6.8 million and $18.6 million, respectively, and used $5.8 million and $18.9 million, respectively, to fund operations. As of June 30, 2025, we have incurred approximately $414 million of cumulative net losses. As of June 30, 2025 and December 31, 2024, we had cash and cash equivalents of $4.7 million and $5.9 million, respectively.

We have substantial future capital requirements, including to continue our research and development activities and advance our drug candidates through various development stages, including the Phase 3 registrational trial of IMNN-001 in advanced ovarian cancer. We are unable to estimate the duration and completion costs of our research and development projects or when, if ever, and to what extent we will receive cash inflows from the commercialization and sale of a product. Our inability to complete any of our research and development activities, preclinical studies or clinical trials in a timely manner or our failure to enter into collaborative agreements when appropriate could significantly increase our capital requirements and could adversely impact our liquidity. While our estimated future capital requirements are uncertain and could increase or decrease as a result of many factors, including the extent to which we choose to advance our research, development activities, preclinical studies and clinical trials, or if we are in a position to pursue manufacturing or commercialization activities, we will need significant additional capital to develop our drug candidates through development and clinical trials, obtain regulatory approvals and manufacture and commercialize approved products, if any. We do not know whether we will be able to access additional capital when needed or on terms favorable to us or our stockholders. Our inability to raise additional capital, or to do so on terms reasonably acceptable to us, would jeopardize the future success of our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the quarter ended June 30, 2025, no directors or executive officers entered into, modified or terminated, contracts, instructions or written plans for the sale or purchase of the Company’s securities that were intended to satisfy the affirmative defense conditions of Rule 10b5-1.

Item 6. Exhibits.

3.1

Certificate of Amendment to the Restated Certificate of Incorporation effective and filed on July 11, 2025, incorporated therein by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Company filed on July 11, 2025

3.2

Certificate of Amendment to the Restated Certificate of Incorporation, as amended, effective and filed on July 21, 2025, incorporated therein by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Company filed on July 23, 2025

4.1	Form of Pre-Funded Warrant, incorporated therein by reference to Exhibit 4.1 to the Current Report on Form 8-K of the Company filed on May 27, 2025

4.2	Form of Warrant, incorporated therein by reference to Exhibit 4.2 to the Current Report on Form 8-K of the Company filed on May 27, 2025

4.3	Form of Placement Agent Warrant, incorporated therein by reference to Exhibit 4.3 to the Current Report on Form 8-K of the Company filed on May 27, 2025

10.1	Form of Exchange Agreement, dated May 12, 2025, incorporated therein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on May 13, 2025
10.2	Form of Securities Purchase Agreement, incorporated therein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on May 27, 2025
10.3	Form of Registration Rights Agreement, incorporated therein by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Company filed on May 27, 2025
10.4++

Imunon, Inc. 2018 Stock Incentive Plan, as amended as of July 11, 2025, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company, filed with the Commission on July 14, 2025 (SEC File 001-15911).

10.5++	.Offer Letter, dated September 20, 2022, between the Company and Kimberly Graper, incorporated therein by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on June 13, 2025

31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Consolidated Balance Sheets, (ii) the unaudited Consolidated Statements of Operations, (iii) the unaudited Consolidated Statements of Comprehensive Loss, (iv) the unaudited Consolidated Statements of Cash Flows, (v) the unaudited Consolidated Statements of Change in Stockholders’ Equity (Deficit), and (vi) Notes to Consolidated Financial Statements.

+	Filed herewith.

++	Management contract or compensatory plan or arrangement.

*	Exhibit 32.1 is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Securities Exchange Act, except as otherwise stated in such filing.

**	XBRL information is filed herewith.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 5, 2025	IMUNON, INC.

Registrant

	By:	/s/ Stacy R. Lindborg Ph.D.
Stacy R. Lindborg, Ph.D.
Chief Executive Officer

	By:	/s/ Kimberly Graper
Kimberly Graper
Chief Financial Officer

