Form 10-Q
period 2025-09-30
Imunon, Inc.
filed 2025-11-13
CIK 749647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 10, 2025, the Registrant had 3,070,354 shares of common stock, $0.01 par value per share, outstanding.

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

PART I: FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

IMUNON, INC.

CONDENSED CONSOLIDATED

BALANCE SHEETS

	September 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,250,929	$5,872,767
Advances and deposits on clinical programs and other current assets	2,006,756	2,136,192
Total current assets	7,257,685	8,008,959

Property and equipment (at cost, less accumulated depreciation and amortization)	601,425	541,272

Other assets:
Operating lease right-of-use assets, net	1,078,623	1,117,133
Deposits and other assets	50,000	50,000
Total other assets	1,128,623	1,167,133

Total assets	$8,987,733	$9,717,364

See accompanying notes to the unaudited condensed consolidated financial statements.

IMUNON, INC.

CONDENSED CONSOLIDATED

BALANCE SHEETS

(Continued)

	September 30, 2025	December 31, 2024
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable – trade	$1,126,826	$1,300,026
Other accrued liabilities	2,676,951	3,033,747
Operating lease liabilities - current portion	394,135	452,358
Total current liabilities	4,197,912	4,786,131

Operating lease liabilities - non-current portion	708,097	686,935
Total liabilities	4,906,009	5,473,066

Commitments and contingencies	-	–

Stockholders’ equity:

Preferred stock - $0.01 par value (100,000 shares authorized and no shares issued or outstanding at September 30, 2025 and December 31, 2024)	-	–

Common stock - $0.01 par value (350,000,000 and 112,500,000 shares authorized at September 30, 2025 and December 31, 2024, respectively); 2,896,275 and 966,714 shares issued at September 30, 2025 and December 31, 2024, respectively; and 2,896,273 and 966,712 shares outstanding at September 30, 2025 and December 31, 2024, respectively)	28,963	9,667
Additional paid-in capital	421,213,171	411,122,863
Accumulated deficit	(417,075,222)	(406,803,044)
Total stockholders’ equity before treasury stock	4,166,912	4,329,486

Treasury stock, at cost (2 shares at September 30, 2025 and December 31, 2024)	(85,188)	(85,188)
Total stockholders’ equity	4,081,724	4,244,298

Total liabilities and stockholders’ equity	$8,987,733	$9,717,364

See accompanying notes to the unaudited condensed consolidated financial statements.

IMUNON, INC.

CONDENSED CONSOLIDATED

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024

Operating expenses:
Research and development	$1,899,251	$3,293,209	$5,291,297	$9,406,715
General and administrative	1,576,577	1,668,258	5,097,694	5,579,549
Total operating expenses	3,475,828	4,961,467	10,388,991	14,986,264

Loss from operations	(3,475,828)	(4,961,467)	(10,388,991)	(14,986,264)

Other income:
Investment income, net	46,704	115,992	116,813	423,247
Total other income, net	46,704	115,992	116,813	423,247

Net loss	$(3,429,124)	$(4,845,475)	$(10,272,178)	$(14,563,017)

Net loss per common share
Basic and diluted	$(1.16)	$(3.76)	$(5.53)	$(14.13)

Weighted average shares outstanding
Basic and diluted	2,943,655	1,289,823	1,855,922	1,030,622

See accompanying notes to the unaudited condensed consolidated financial statements.

IMUNON, INC.

CONDENSED CONSOLIDATED

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:

Net loss	$(10,272,178)	$(14,563,017)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	216,830	202,938
Amortization of right-of-use assets	312,805	349,892
Realized losses, net, on investment securities	-	(61,983)
Stock-based compensation	115,895	364,177
Shares issued in exchange for services	99,040	-
Realization of deferred income tax asset	-	1,280,385
Net changes in:
Advances, deposits, and other current assets	129,436	324,580
Accounts payable and accrued liabilities	(841,351)	(2,330,958)
Net cash used in operating activities	(10,239,523)	(14,433,986)

Cash flows from investing activities:
Purchases of investment securities	-	(57,174)
Proceeds from sale and maturity of investment securities	-	9,915,448
Purchases of property and equipment	(276,983)	(14,634)
Net cash (used in) provided by investing activities	(276,983)	9,843,640

Cash flows from financing activities:
Proceeds from sale of common stock equity, net of issuance costs	6,437,251	9,063,715
Proceeds from issuance of common stock upon exercise of warrants	3,467,694	-
Issuance costs for stock dividend	(10,277)	-
Net cash provided by financing activities	9,894,668	9,063,715

Net change in cash and cash equivalents	(621,838)	4,473,369
Cash and cash equivalents at beginning of period	5,872,767	5,838,566
Cash and cash equivalent at end of period	$5,250,929	$10,311,935

See accompanying notes to the unaudited condensed consolidated financial statements.

4

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

IMUNON, INC.

CONDENSED CONSOLIDATED

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

	Common Stock Outstanding		Additional Paid-in	Treasury Stock		Accumulated	Total Stockholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Equity

Balance at July 1, 2025 (unaudited)	1,717,502	$17,175	$416,373,961	2	$(85,188)	$(413,646,098)	$2,659,850

Net loss	-	-	-	-	-	(3,429,124)	(3,429,124)
Effect of reverse stock split	70,448	704	-	-	-	-	704
Sale of equity through equity financing facilities, net of costs	543,265	5,433	3,467,387	-	-	-	3,472,820
Issuance of common stock upon exercise of common stock warrants	222,227	2,223	1,497,777	-	-	-	1,500,000
Stock dividend, net of offering costs	330,397	3,304	(13,581)	-	-	-	(10,277)
Shares issued to satisfy certain obligations	10,767	108	98,932	-	-	-	99,040
Issuance of common stock upon exercise of restricted options	1,667	16	-	-	-	-	16
Stock-based compensation expense	-	-	(211,305)	-	-	-	(211,305)
Balance at September 30, 2025 (unaudited)	2,896,273	$28,963	$421,213,171	2	$(85,188)	$(417,075,222)	$4,081,724

	Common Stock Outstanding		Additional Paid-in	Treasury Stock		Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Shares	Amount	Income	Deficit	Equity

Balance at July 1, 2024 (unaudited)	626,727	$6,267	$401,720,499	2	$(85,188)	$-	$(397,900,344)	$3,741,234
Net loss	-	-	-	-	-	-	(4,845,475)	(4,845,475)
Realized and unrealized gains, net, on investments securities	339,254	3,393	9,060,322	-	-	-	-	9,063,715
Issuance of common stock upon exercise of restricted stock	734	7	103	-	-	-	-	110
Stock-based compensation expense	-	-	232,137	-	-	-	-	232,137
Balance at September 30, 2024 (unaudited)	966,715	$9,667	$411,013,061	2	$(85,188)	$-	$(402,745,819)	$8,191,721

See accompanying notes to the unaudited condensed consolidated financial statements.

IMUNON, INC.

CONDENSED CONSOLIDATED

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

	Common Stock Outstanding		Additional Paid-in	Treasury Stock		Accumulated	Total Stockholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Equity

Balance at January 1, 2025	966,712	$9,667	$411,122,863	2	$(85,188)	$(406,803,044)	$4,244,298

Net loss	-	-	-	-	-	(10,272,178)	(10,272,178)
Effect of reverse stock split	70,448	704	-	-	-	-	704
Sale of equity through equity financing facilities, net of costs	1,032,752	10,328	6,426,219	-	-	-	6,436,547
Issuance of common stock upon exercise of common stock warrants	482,550	4,826	3,462,869	-	-	-	3,467,695
Stock dividend, net of offering costs	330,397	3,304	(13,581)	-	-	-	(10,277)
Shares issued to satisfy certain obligations	10,767	108	98,932	-	-	-	99,040
Issuance of common stock upon exercise of restricted options	2,647	26	-	-	-	-	26
Stock-based compensation expense	-	-	115,869	-	-	-	115,869
Balance at September 30, 2025 (unaudited)	2,896,273	$28,963	$421,213,171	2	$(85,188)	$(417,075,222)	$4,081,724

	Common Stock Outstanding		Additional Paid-in	Treasury Stock		Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Shares	Amount	Income	Deficit	Equity

Balance at January 1, 2024	626,654	$6,266	$401,588,570	2	$(85,188)	$60,796	$(388,182,802)	$13,387,642

Net loss	-	-	-	-	-	-	(14,563,017)	(14,563,017)
Sale of equity through equity financing facilities, net of issuance costs	339,254	3,393	9,060,322	-	-	-	-	9,063,715
Issuance of common stock upon exercise of restricted options	807	8	113	-	-	-	-	121
Realized and unrealized losses, net, on investments securities	-	-	-	-	-	(60,796)	-	(60,796)
Stock-based compensation expense	-	-	364,056	-	-	-	-	364,056
Balance at September 30, 2024 (unaudited)	966,715	$9,667	$411,013,061	2	$(85,188)	$-	$(402,745,819)	$8,191,721

See accompanying notes to the unaudited condensed consolidated financial statements.

IMUNON, INC.

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(UNAUDITED)

SEPTEMBER 30, 2025

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

The Company’s lead clinical program, IMNN-001, is a DNA-based immunotherapy for the localized treatment of advanced ovarian cancer that has completed multiple clinical trials including one Phase II clinical trial (OVATION 2) and is currently conducting a Phase 3 clinical trial (OVATION 3). IMNN-001 works by instructing the body to produce safe and durable levels of powerful cancer-fighting molecules, such as interleukin-12 and interferon gamma, at the tumor site. Additionally, the Company has completed dosing in a first-in-human study of its COVID-19 booster vaccine (IMNN-101). The Company will continue to leverage these modalities and to advance, either directly or through partnership, the technological frontier of plasmid DNA to better serve patients with difficult-to-treat conditions.

Note 2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements, which include the accounts of the Company and its wholly owned subsidiaries, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. All significant intercompany balances and transactions have been eliminated in consolidation. During the quarter and nine-month period ended September 30, 2025, there were no changes to the Company’s accounting policies. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.

In the opinion of management, all adjustments, consisting only of normal recurring accruals considered necessary for a fair presentation, have been included in the accompanying unaudited condensed consolidated financial statements. Operating results for the nine months ended September 30, 2025 and 2024 are not necessarily indicative of the results that may be expected for any other interim period(s) or for any full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the Securities and Exchange Commission on February 27, 2025.

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

Going Concern Uncertainty

Since inception, the Company has incurred substantial operating losses, principally from expenses associated with the Company’s research and development programs, clinical trials conducted in connection with the Company’s drug candidates, and applications and submissions to the U.S. Food and Drug Administration (“FDA”). The Company has not generated significant revenue and has incurred significant net losses in each year since inception. For the nine months ended September 30, 2025, the Company had a net loss of $10.3 million and used $10.2 million to fund operations. As of September 30, 2025, the Company has incurred approximately $419 million of cumulative net losses. As of September 30, 2025, the Company had $5.3 million in cash and cash equivalents to fund its operations.

The Company’s ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, financial markets in the U.S. and worldwide resulting from the recent tariff announcement by the U.S. federal government, the Russian invasion of Ukraine and the unrest in the Middle East. The Company continues to monitor its operating activities in light of these events, and it is possible that these events could result in a variety of risks to the business. The specific impact, if any, is not readily determinable as of the date of these unaudited condensed consolidated financial statements.

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

In December 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-09, “Improvements to Income Tax Disclosures”, which requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation, and modifies other income tax-related disclosures. ASU No. 2023-09 is effective for the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. Early adoption is permitted. The Company is currently evaluating the impact of the ASU on the income tax disclosures within the unaudited condensed consolidated financial statements; the Company expects changes to the Company’s income tax disclosure.

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

The total number of shares of common stock issuable upon exercise of warrants, stock option grants and equity awards was 990,233 and 447,499 shares for the nine months ended September 30, 2025 and 2024, respectively. For the nine-month periods ended September 30, 2025 and 2024, diluted loss per common share was the same as basic loss per common share as the other warrants, and equity awards that were convertible into shares of the Company’s common stock were excluded from the calculation of diluted loss per common share as their effect would have been anti-dilutive.

The Company declared a 15% stock dividend that was distributed on August 21, 2025 to stockholders of record as of August 7, 2025. In accordance with Accounting Standards Codification (“ASC”) 260, basic and diluted earnings per share amounts and weighted-average shares outstanding have been restated for all periods presented to reflect the effect of this stock dividend. The Company did not pay any dividends during the first nine months of 2024.

Note 5. Segment Performance Measures and Expenses

The Company operates in one segment for the research and development of product candidates. The Company’s chief operating decision maker (“CODM”) has been identified as the Chief Executive Officer and President, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company based on condensed consolidated financial information. Consequently, the Company views the entire organization as one reportable segment and the strategic purpose of all operating activities (including general and administrative expenses) is to support that one segment. As a pre-revenue research and development company, the CODM evaluates company-wide performance and allocates resources based on non-financial research and development milestones achieved, and to a lesser extent, financial measures of performance such as clinical development (research and development expenses) and general and administrative expenses incurred. The CODM does not generally evaluate the Company’s performance using asset or historical cash flow information.

The table below provides a summary of the significant expense categories and consolidated net loss details provided to the CODM (in thousands):

	For the nine months ended September 30,
	(In thousands)		Change Increase (Decrease)
	2025	2024
Operating Expenses:
Clinical Research
OVATION 2 and MRD Trials	$212	$1,139	$(927)	(81.4)%
OVATION 3 Trial	695	-	695	-%
PlaCCine Vaccine Phase 1 Trial	42	1,412	(1,370)	(97.0)%
Other Clinical and Regulatory	1,387	1,900	(513)	(27.0)%
Subtotal	2,336	4,451	(2,115)	(47.5)%
Non-Clinical R&D and CMC
OVATION Program	2,209	851	1,358	159.6%
PlaCCine Vaccine Program	-	2,554	(2,554)	-%
Manufacturing (CMC)	746	1,551	(805)	(51.9)%
Subtotal	2,955	4,956	(2,001)	(40.4)%
Research and development expenses	5,291	9,407	(4,116)	(43.8)%
General and administrative expenses	5,098	5,580	(482)	(8.6)%
Total operating expenses	10,389	14,987	(4,598)	(30.7)%
Loss from operations	$(10,389)	$(14,987)	$(4,598)	(30.7)%

Note 6. Other Accrued Liabilities

Other accrued liabilities at September 30, 2025 and December 31, 2024 include the following:

	September 30, 2025	December 31, 2024
Amounts due to contract research organizations and other contractual agreements	$910,501	$1,048,036
Accrued payroll and related benefits	1,687,690	1,945,111
Accrued professional fees and other	78,760	40,600
Total	$2,676,951	$3,033,747

Note 7. Stockholders’ Equity

On May 15, 2024, the Company filed with the U.S. Securities and Exchange Commission (“SEC”) a shelf registration statement on Form S-3 (the “2024 Registration Statement”) for the offer and sale of up to $75 million of its securities. The 2024 Registration Statement was declared effective on May 22, 2024. The 2024 Registration Statement is intended to provide the Company with flexibility to raise capital in the future for general corporate purposes. As noted in the prospectus supplement that the Company filed on July 22, 2025, the aggregate market value of outstanding Common Stock held by non-affiliates was approximately $79,075,969, based on 2,121,895 shares of Common Stock outstanding as of July 22, 2025, of which 2,100,291 shares were held by non-affiliates, and a price of $37.65 per share, which was the last reported sale price of Common Stock on The Nasdaq Stock Market LLC (“Nasdaq”) on June 2, 2025. As a result, the Company’s public float increased above $75.0 million, and the Company is no longer subject to the limitations contained in General Instruction I.B.6 of Form S-3.

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

Immediately prior to the reverse stock split, the Company had 31,828,447 shares of common stock outstanding which consolidated into 2,121,942 shares of the Company’s common stock. No fractional shares were issued in connection with the reverse stock split. All fractional shares were rounded up to the nearest whole share. The reverse stock split did not impact the total authorized number of shares of common or preferred stock or the par value thereof. The number of outstanding options, stock awards and warrants were adjusted accordingly, with outstanding options and stock awards being reduced from approximately 1.9 million to approximately 0.1 million and outstanding warrants being reduced from approximately 12.7 million to approximately 0.8 million.

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

The Board of Directors fixed August 7, 2025 as the record date (the “Record Date”) for the Stock Dividend, and the Stock Dividend was issued on August 21, 2025 to stockholders of record as of the Record Date.

The number of outstanding warrants were adjusted accordingly, with outstanding warrants increasing from approximately 0.8 million to approximately 1.0 million.

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

The Company sold 5,932 shares of common stock under the ATM Agreement for net proceeds of $99,506 during 2024. During 2025, the Company sold 551,265 shares of common stock under the ATM Agreement for net proceeds of $3,638,767 through September 30, 2025. The Company sold 174,081 shares of common stock under the ATM Agreement for net proceeds of $816,030 subsequent to September 30, 2025.

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

May 2025 Offering

On May 23, 2025, the Company entered into a Securities Purchase Agreement with certain institutional and accredited investors, for the issuance and sale in a private placement of (i) 185,186 shares of the Company’s common stock, (ii) 296,297 of pre-funded warrants at an exercise price of $0.0001 per share and (iii) 962,964 warrants at an exercise price of $6.75 per share for gross proceeds of approximately $3.3 million before the deduction of placement agent fees and offering expenses.

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

In addition, the Company issued to H.C. Wainwright & Co., LLC warrants (the “Placement Agent Warrants”) to purchase up to an aggregate of 24,075 shares of common stock at an exercise price equal to $8.44 per share. The Placement Agent Warrants have substantially the same terms as the Warrants. The closing of the May 2025 Offering occurred on May 28, 2025. On July 11, 2025, the Company’s stockholders approved the issuance of the Warrants.

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

As of September 30, 2025, there were a total of 264,667 shares of Imunon common stock reserved for issuance under the 2018 Plan, which were comprised of 24,986 shares of Imunon common stock subject to equity awards previously granted under the 2018 Plan and 235,509 shares of Imunon common stock available for future issuance under the 2018 Plan. At the 2025 Annual Stockholders Meeting of the Company held on July 11, 2025, stockholders approved an amendment to the 2018 Plan, as previously amended, whereby the Company increased the number of shares of common stock available by 133,333 to a total of 264,667 under the 2018 Plan, as amended.

Total compensation cost related to stock options and restricted stock awards was approximately $0.1 million and $0.4 million of expense for the nine months ended September 30, 2025 and 2024, respectively. Of these amounts, approximately $29,000 for the nine months ended September 30, 2025 and $0.2 million expense for the same period ended September 30, 2024 were charged to research and development expenses and $0.1 million of expense for the nine months ended September 30, 2025 and $0.2 million of expense for the nine months ended September 30, 2024 were charged to general and administrative expenses.

A summary of stock option awards and restricted stock grants, inclusive of awards granted under the 2018 Stock Plan and Inducement Option Grants for the nine months ended September 30, 2025 is presented below:

	Stock Options		Restricted Stock Awards		Weighted Average
	Options Outstanding	Weighted Average Exercise Price	Non-vested Restricted Stock Outstanding	Weighted Average Grant Date Fair Value	Contractual Terms of Equity Awards (in years)
Equity awards outstanding at January 1, 2025	107,865	$28.97	2,647	$14.85

Equity awards granted	35,693	$11.44	-	$-

Equity awards issued	-	-	2,647	$14.85

Equity awards terminated or forfeited	(118,572)	$25.56	-	$-

Equity awards outstanding at September 30, 2025	24,986	$20.12	-	$-	8.8

Equity awards exercisable at September 30, 2025	17,292	$24.85			8.4

Aggregate intrinsic value of equity awards exercisable at September 30, 2025	$-

As of September 30, 2025, there was $58,000 of total unrecognized compensation cost related to non-vested stock-based compensation arrangements. That cost is expected to be recognized over a period of three to four years. The weighted average grant date fair value of the stock options granted was $11.44 during the nine months ended September 30, 2025.

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

	For the Nine Months Ended September 30,
	2025	2024
Risk-free interest rate	4.22 to 4.55%	3.72 to 4.31%
Expected volatility	110.74 to 123.22%	101.74 to 115.81%
Expected life (in years)	9.0 to 10.0	9.0 to 10.0
Expected dividend yield	0.0%	0.0%

Expected volatilities utilized in the model are based on historical volatility of the Company’s stock price. The risk-free interest rate is derived from values assigned to U.S. Treasury bonds with terms that approximate the expected option lives in effect at the time of grant.

Note 9. Warrants

The following is a summary of all warrant activity for the nine-month period ended September 30, 2025:

Warrants	Number of Warrants Issued	Weighted Average Exercise Price

Warrants outstanding at January 1, 2025	395,224	$32.74

Warrants issued	1,475,838	4.54

Warrants exercised – cashless	(223,946)	-

Warrants exercised	(671,732)	5.16

Warrants expired	(10,137)	242.61

Warrants outstanding at September 30, 2025	965,247	$8.18

Aggregate intrinsic value of outstanding warrants at September 30, 2025	$-

Weighted average remaining contractual terms at September 30, 2025	2.8 years

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

The following is a table of the lease payments and maturity of the Company’s operating lease liabilities as of September 30, 2025:

2025	$120,196
2026	488,821
2027	498,086
2028	149,896
Subtotal future lease payments	1,256,999
Less imputed interest	(154,767)
Total lease liabilities	$1,102,232

Weighted average remaining life	2.6

Weighted average discount rate	9.98%

For the nine-month period ended September 30, 2025, operating lease expense was $402,384 and cash paid for operating leases included in operating cash flows was $400,936. For the nine-month period ended September 30, 2024, operating lease expense was $479,401 and cash paid for operating leases included in operating cash flows was $488,047.

Note 11. Commitments and Contingencies

The Company is not currently a party to any material legal proceedings.

Note 12. Subsequent Events

The Company has evaluated its subsequent events from September 30, 2025, through the date these condensed consolidated financial statements were issued.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in forward-looking statements. Factors that might cause a difference include, but are not limited to, those discussed above under “Cautionary Note Regarding Forward-Looking Statements,” and in Item 1A. Risk factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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

The Company’s lead clinical program, IMNN-001, is a DNA-based immunotherapy for the localized treatment of advanced ovarian cancer that has completed multiple clinical trials including one Phase II clinical trial (OVATION 2) and is currently conducting a Phase 3 clinical trial (OVATION 3). IMNN-001 works by instructing the body to produce safe and durable levels of powerful cancer-fighting molecules, such as interleukin-12 and interferon gamma, at the tumor site. Additionally, the Company has entered into a first-in-human study of its COVID-19 booster vaccine (IMNN-101). We will continue to leverage these modalities and to advance the technological frontier of plasmid DNA based treatments to better serve patients with difficult-to-treat conditions.

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

THERAPLAS MODALITY: IMNN-001 DEVELOPMENT PROGRAM

Ovarian Cancer Overview

Ovarian cancer is the most lethal of gynecological malignancies among women with more than 60% of women dying within five years of diagnosis. This poor outcome is due in part to the lack of effective prevention and early detection strategies. There were approximately 20,000 new cases of ovarian cancer in the U.S. in 2021 with an estimated 13,000 deaths. Mortality rates for ovarian cancer declined very little in the last 40 years due to the unavailability of detection tests and improved treatments. Most women with ovarian cancer are not diagnosed until Stages III or IV, when the disease has spread outside the pelvis to the abdomen and areas beyond, causing swelling and pain. With the five-year survival rates for Stages III and IV at 41% and 20%, respectively, there remains a need for a therapy that not only reduces the recurrence rate but also meaningfully improves overall survival. Patients whose cancer recurs or progresses after initially responding to surgery and first-line chemotherapy have been divided into one of the two groups based on the time from completion of platinum therapy to disease recurrence or progression. This time period is referred to as platinum-free interval. The platinum-sensitive group has a platinum-free interval of longer than nine months. This group generally responds to additional treatment with platinum-based therapies. The platinum resistant group has a platinum-free interval of shorter than nine months and is resistant to additional platinum-based treatments. Pegylated liposomal doxorubicin, topotecan, and bevacizumab are the only approved second-line therapies for platinum-resistant ovarian cancer. The overall response rate for these therapies is 10% to 20% with median overall survival (“OS”) of 11 to 12 months. Additionally, 10% to 15% of ovarian cancer cases nationwide are a result of germline or somatic BRCA mutations. With cognizance of tumor genetics, practice has shifted to include targeted agents in ovarian cancer treatment.

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

IMNN-001 Immunotherapy

IMNN-001 is a DNA-based immunotherapeutic drug candidate for the localized treatment of ovarian cancer by intraperitoneally administration of an IL-12 encoded DNA plasmid formulated with our proprietary TheraPlas delivery system. In the clinical development program, the immunotherapy treatment schedule follows frontline standard of care and is combined with a standard chemotherapy drug, which can potentially achieve better clinical outcomes than with chemotherapy alone. We believe that increases in IL-12 concentrations at tumor sites for several days after a single administration could create a potent immune environment against tumor activity and that a direct killing of the tumor with concomitant use of cytotoxic chemotherapy could result in a more robust and durable antitumor response than chemotherapy alone. We believe the rationale for local therapy with IMNN-001 is based on the following:

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

In December 2024, the Company announced additional clinical data from ongoing analyses of results from the Phase 2 OVATION 2 Study. The updated results (including a post announcement, immaterial statistical correction), based on an additional seven months of patient monitoring, showed the hazard ratio (HR) decreased from 0.74 to 0.70 in the ITT population, with an increase in median overall survival (OS) from 11.1 to 13 months following treatment with IMNN-001 plus standard-of-care (SoC) neoadjuvant and adjuvant chemotherapy (NACT) versus SoC alone. More than one-third of patients in the trial survived more than 36 months from the point of study enrollment, with 62% of those surviving patients from the IMNN-001 treatment arm and 38% from the SoC arm. Over 10% of trial participants have reached 48 months or beyond. In April 2025, the Company announced that an IMNN-001 abstract was accepted for oral presentation at the 2025 ASCO annual meeting. The Company also plans to submit the results for publication in a peer-reviewed medical journal.

In June 2025, the Company announced positive data from the Company’s Phase 2 OVATION 2 Study showing that treatment with IMNN-001 in women with newly diagnosed advanced ovarian cancer resulted in consistent, clinically meaningful improvements in several key endpoints across treatment groups, including overall survival (OS), progression-free survival (PFS), chemotherapy response score and surgical response. Treatment with IMNN-001 also showed a favorable safety profile, with no reports of serious immune-related adverse events. The full results were presented in an oral presentation at the 2025 American Society of Clinical Oncology (ASCO) Annual Meeting in Chicago, Illinois, and simultaneously published in the peer-reviewed journal Gynecologic Oncology. The data presented highlighted the consistent results achieved across all treatment groups, demonstrating: Median 13-month increase in OS and median 3-month increase in PFS in IMNN-001 treatment arm compared to standard of care alone. Better therapeutic effect observed with IMNN-001 treatment compared to the control arm (p=0.0375), as shown by mean 6.5-month extension of time free of progression or death (PFS + OS) captured in totality of treatment effect. Use of poly ADP-ribose polymerase (PARP) inhibitors as part of maintenance therapy further enhanced outcomes, with median OS not yet reached in IMNN-001 treatment arm after >5 years compared to 37 months on standard of care. Chemotherapy response score highlights double the response rate of a complete or near complete histopathological response following treatment with 26.1% in the IMNN-001 treatment arm compared to 13.0% in the control arm. Surgical response rate of no macroscopic residual tumor left after surgery 64.6% in the IMNN-001 treatment arm compared to 52.1% in the control arm. Hazard ratio of 0.78 in study participants who are homologous recombination proficient (HRP) and hazard ratio of 0.42 in women positive for homologous recombination deficiency (HRD+), including BRCA1 or BRCA2 mutations, suggesting increased therapeutic activity. IMNN-001 was generally safe and well tolerated, with no reports of cytokine release syndrome, systemic toxicity or serious immune-related adverse events.

On June 18, 2025, the Company announced the presentation of new positive translational data from the Phase 2 OVATION 2 Study of IMNN-001 at the ESMO Gynecological Cancers Congress 2025, that took place on June 19-21, 2025, in Vienna, Austria. Results presented at the ESMO Congress showed that treatment with IMNN-001 induced substantial increases in IL-12 and interferon-gamma (IFN-γ) and tumor necrosis factor-alpha (TNF-α), key downstream anti-cancer immune cytokines. Increases in IL-12, IFN-γ and TNF-α levels in the peritoneal cavity were approximately 27-, 62- and 36-fold following treatment, respectively, demonstrating the tumor-localized effect of IMNN-001 in women with advanced ovarian cancer. IMNN-001 continues to show a favorable safety profile.

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

In March 2025, the Company announced that the FDA is aligned with the protocol for the Phase 3 OVATION 3 pivotal trial of its lead candidate IMNN-001 in development for the treatment of women with newly diagnosed advanced ovarian cancer. The Company is currently enrolling patients at four trial sites with additional sites being considered for activation.

The Company enrolled and treated the first patient in the pivotal Phase 3 Ovation 3 Study in July 2025 and is working with trial investigators to expand clinical sites and accelerate enrollment.

As of September 30, 2025, four sites are open to recruitment, Providence Sacred Heart Medical Center & Children’s Hospital, Washington University School of Medicine in St. Louis, Providence Cancer Institute in Portland, and Erlanger Health in Chattanooga with up to 46 additional sites being considered for activation.

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

This Phase I/II study, titled “Targeting Ovarian Cancer Minimal Residual Disease (MRD) Using Immune and DNA Repair Directed Therapies,” is expected to enroll up to 50 patients with Stage III/IV advanced ovarian cancer and is being led by principal investigator Amir Jazaeri, M.D., Vice Chair for Clinical Research and Director of the Gynecologic Cancer Immunotherapy Program in the Department of Gynecologic Oncology and Reproductive Medicine at MD Anderson. Dana-Farber Cancer Institute, The Sidney Kimmel Comprehensive Cancer Center at Johns Hopkins and Memorial Sloan Kettering Cancer Center will also be participating in the trial. In addition, The Koch Institute for Integrative Cancer Research at the Massachusetts Institute of Technology (MIT) will provide artificial intelligence services including biomarker and genomic analysis.

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

A review of the MRD study accomplishments as of September 19, 2025 was conducted and it was determined that study goals contributing to the IMNN-001 development plan and Break Through Cancer study objectives can be accomplished in a trial of 30 patients. A decision was made to complete enrollment of the trial once the ITT population has reached 30 patients.

As of September 30, 2025, the ITT population was at seventeen patients in the study at the University of Texas MD Anderson Cancer Center and Memorial Sloan Kettering Cancer Center. John Hopkins Medicine Sidney Kimmel Cancer Care Center and Stephenson Cancer Center at University of Oklahoma are open to recruitment.

As of November 3, 2025, the ITT population was at twenty patients.

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

As of September 30, 2025, the Company had $5.3 million in cash and cash equivalents to fund its operations. The Company’s primary sources of cash have been proceeds from the issuance and sale of its common stock, including via its at-the-market (“ATM”) program and other potential funding transactions. There can be no assurance that the Company will be able to do so in the future on a timely basis on terms acceptable to the Company, or at all. The Company has not yet commercialized any of its product candidates. Even if the Company commercializes one or more of its product candidates, it may not become profitable in the near term. The Company’s ability to achieve profitability depends on several factors, including its ability to obtain regulatory approval for its product candidates, successfully complete any post-approval regulatory obligations and successfully commercialize its product candidates alone or in partnership.

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

Financing Overview

Equity, Debt and Other Forms of Financing

During 2025 and 2024 (through the date of this Quarterly Report on Form 10-Q), we issued a total of 0.4 million shares of common stock as discussed below for approximately $19.0 million in net proceeds.

On May 15, 2024, the Company filed with the SEC a shelf registration statement on Form S-3 (the “2024 Registration Statement”) for the offer and sale of up to $75 million of its securities. The 2024 Registration Statement was declared effective on May 22, 2024. The 2024 Registration Statement is intended to provide the Company with flexibility to raise capital in the future for general corporate purposes. As noted in the prospectus supplement that the Company filed on July 22, 2025, the aggregate market value of our outstanding Common Stock held by non-affiliates was approximately $79,075,969, based on 2,121,895 shares of Common Stock outstanding as of July 22, 2025, of which 2,100,291 shares were held by non-affiliates, and a price of $37.65 per share, which was the last reported sale price of our Common Stock on The Nasdaq Stock Market LLC (“Nasdaq”) on June 2, 2025. As a result, our public float increased above $75.0 million, and we are no longer subject to the limitations contained in General Instruction I.B.6 of Form S-3. The Company sold 5,932 shares of common stock under the ATM Agreement for net proceeds of $99,506 during 2024. The Company sold 551,265 shares of common stock under the ATM Agreement for net proceeds of $3,638.767 through September 2025. The Company sold 725,346 shares of common stock under the ATM Agreement for net proceeds of $4,454.797 through November 10, 2025.

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

FINANCIAL REVIEW FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

Results of Operations

For the three months ended September 30, 2025, our net loss was $3.4 million compared to a net loss of $4.8 million for the same three-month period of 2024.

With $5.3 million in cash and cash equivalents at September 30, 2025, such conditions raise substantial doubts about the Company’s ability to continue as a going concern. Based on the above, management has determined there is substantial doubt regarding our ability to continue a going concern.

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

	For the three months ended September 30,
	(In thousands)		Change Increase (Decrease)
	2025	2024
Operating Expenses:
Clinical Research
OVATION 2 and MRD Trials	$124	$418	$(294)	(70.3)%
OVATION 3 Trial	400	-	400	-%
PlaCCine Vaccine Phase 1 Trial	9	523	(514)	(98.3)%
Other Clinical and Regulatory	436	800	(364)	(45.5)%
Subtotal	969	1,741	(772)	(44.3)%
Non-Clinical R&D and CMC
OVATION Program	724	199	525	263.8%
PlaCCine Vaccine Program	-	598	(598)	-%
Manufacturing (CMC)	206	755	(549)	(72.7)%
Subtotal	930	1,552	(622)	(40.1)%
Research and development expenses	1,899	3,293	(1,394)	(42.3)%
General and administrative expenses	1,577	1,668	(91)	(5.5)%
Total operating expenses	3,476	4,961	(1,485)	(29.9)%
Loss from operations	$(3,476)	$(4,961)	$(1,485)	(29.9)%

Research and Development Expenses

Research and development (“R&D”) expenses were $1.9 million in the third quarter of 2025 compared to $3.3 million in same period of 2024. Clinical costs associated with the OVATION 2 and MRD trials were $0.1 million in the third quarter of 2025 compared to $0.4 million in the same period of 2024. Clinical costs associated with the OVATION 3 trial were $0.4 million in the third quarter of 2025. Clinical costs associated with the PlaCCine vaccine trial were $9,000 in the third quarter of 2025 compared to $0.5 million in the third quarter of 2024. Other clinical and regulatory costs were $0.4 million in the third quarter of 2025 compared to $0.8 million in the same period of 2024. R&D costs associated with the development of IMNN-001 to support the OVATION program were $0.7 million in the third quarter of 2025 compared to $0.2 million in same period of 2024. The cost of development of the PLACCINE DNA vaccine technology platform was $0.6 million in the third quarter of 2024. CMC costs were $0.2 million in the third quarter of 2025 compared to $0.8 million in the same period of 2024.

General and Administrative Expenses

General and administrative expenses were $1.6 million in the third quarter of 2025 compared to $1.7 million in the same period of 2024. The decrease was primarily attributable to lower employee-related expenses of $0.1 million.

Investment income from the Company’s short-term investments was $47,000 for the third quarter of 2025 compared to $116,000 for the same period in 2024 due to cash balance.

FINANCIAL REVIEW FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

Results of Operations

For the nine months ended September 30, 2025, our net loss was $10.3 million compared to a net loss of $14.6 million for the same nine-month period of 2024.

With $5.3 million in cash and cash equivalents at September 30, 2025, such conditions raise substantial doubts about the Company’s ability to continue as a going concern. Based on the above, management has determined there is substantial doubt regarding our ability to continue a going concern.

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

	For the nine months ended September 30,
	(In thousands)		Change Increase (Decrease)
	2025	2024
Operating Expenses:
Clinical Research
OVATION 2 and MRD Trials	$212	$1,139	$(927)	(81.4)%
OVATION 3 Trial	695	-	695	-%
PlaCCine Vaccine Phase 1 Trial	42	1,412	(1,370)	(97.0)%
Other Clinical and regulatory	1,387	1,900	(513)	(27.0)%
Subtotal	2,336	4,451	(2,115)	(47.5)%
Non-Clinical R&D and CMC
OVATION Program	2,209	851	1,358	159.6%
PlaCCine Vaccine Program	-	2,554	(2,554)	-%
Manufacturing (CMC)	746	1,551	(805)	(51.9)%
Subtotal	2,955	4,956	(2,001)	(40.4)%
Research and development expenses	5,291	9,407	(4,116)	(43.8)%
General and administrative expenses	5,098	5,580	(482)	(8.6)%
Total operating expenses	10,389	14,987	(4,598)	(30.7)%
Loss from operations	$(10,389)	$(14,987)	$(4,598)	(30.7)%

Research and Development Expenses

Research and development (“R&D”) expenses were $5.3 million in the first nine months of 2025 compared to $9.4 million in same period of 2024. Clinical costs associated with the OVATION 2 and MRD trials were $0.2 million in the first nine months of 2025 compared to $1.1 million in 2024. Clinical costs associated with the OVATION 3 trial were $0.7 million in the first nine months of 2025. Clinical costs associated with the PlaCCine vaccine trial were $42,000 in the first nine months of 2025 compared to $1.4 million in the first nine months of 2024. Other clinical and regulatory costs were $1.4 million in the first nine months of 2025 compared to $1.9 million in the same period of 2024. R&D costs associated with the development of IMNN-001 to support the OVATION program were $2.2 million in the first nine months of 2025 compared to $0.9 million in same period of 2024. The cost of development of the PLACCINE DNA vaccine technology platform was $2.5 million in the first nine months of 2024. CMC costs were $0.7 million in the first nine months of 2025 compared to $1.6 million in the same period of 2024.

General and Administrative Expenses

General and administrative expenses were $5.1 million in the first nine months of 2025 compared to $5.6 million in the same period of 2024. The decrease was primarily attributable to lower employee-related and professional expenses of $0.2 million and lower travel costs of $0.1 million.

Investment income from the Company’s short-term investments was $117,000 for the first nine months of 2025 compared to $423,000 for the same period in 2024 due to cash balance.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have incurred significant losses and negative cash flows from operations. We have financed our operations primarily through the net proceeds from the sales of equity, credit facilities and amounts received under product licensing agreements. The process of developing IMNN-001 and other drug candidates and technologies requires significant research and development work and clinical trial studies, as well as significant manufacturing and process development efforts. We expect these activities, together with our general and administrative expenses, to result in significant operating losses for the foreseeable future. Our expenses have significantly and regularly exceeded our income, and we had an accumulated deficit of $419 million at September 30, 2025.

At September 30, 2025, we had total current assets of $7.3 million and current liabilities of $4.2 million, resulting in a net working capital of $3.1 million. At September 30, 2025, we had cash and cash equivalents of $5.3 million. At December 31, 2024, we had total current assets of $8.0 million and current liabilities of $4.8 million, resulting in net working capital of $3.2 million. We have substantial future capital requirements to continue our research and development activities and advance our drug candidates through various development stages. The Company believes these expenditures are essential for the commercialization of its technologies.

Net cash used in operating activities for the first nine months of 2025 was $10.3 million. Net cash used by investing activities was $0.3 million during the first nine months of 2025.

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

Item 4. CONTROLS AND PROCEDURES

We have carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our principal executive officer and principal financial officer have concluded that, as of September 30, 2025, which is the end of the period covered by this report, our disclosure controls and procedures are effective at the reasonable assurance level in alerting them in a timely manner to material information required to be included in our periodic reports with the SEC.

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

We have not generated significant revenue and have incurred significant net losses in each year since our inception. For the nine months ended September 30, 2025 and the year ended December 31, 2024, we incurred a net loss of $10.2 million and $18.6 million, respectively, and used $10.3 million and $18.9 million, respectively, to fund operations. As of September 30, 2025, we have incurred approximately $419 million of cumulative net losses. As of September 30, 2025 and December 31, 2024, we had cash and cash equivalents of $5.3 million and $5.9 million, respectively.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the quarter ended September 30, 2025, no directors or executive officers entered into, modified or terminated, contracts, instructions or written plans for the sale or purchase of the Company’s securities that were intended to satisfy the affirmative defense conditions of Rule 10b5-1.

Item 6. Exhibits.

31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Consolidated Balance Sheets, (ii) the unaudited Consolidated Statements of Operations, (iii) the unaudited Consolidated Statements of Comprehensive Loss, (iv) the unaudited Consolidated Statements of Cash Flows, (v) the unaudited Consolidated Statements of Change in Stockholders’ Equity (Deficit), and (vi) Notes to Consolidated Financial Statements.

+	Filed herewith.

*	Exhibit 32.1 is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Securities Exchange Act, except as otherwise stated in such filing.

**	XBRL information is filed herewith.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 13, 2025	IMUNON, INC.

Registrant

	By:	/s/ Stacy R. Lindborg Ph.D.
Stacy R. Lindborg, Ph.D.
Chief Executive Officer

	By:	/s/ Kimberly Graper
Kimberly Graper
Chief Financial Officer

