Form 10-Q
period 2026-03-31
Imunon, Inc.
filed 2026-05-12
CIK 749647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 11, 2026, the Registrant had 4,202,118 shares of common stock, $0.01 par value per share, outstanding.

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

Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including, but not limited to, the inherent uncertainty in the drug development process, our ability to raise additional capital to fund our planned future operations, our ability to obtain or maintain U.S. Food and Drug Administration (“FDA”) and foreign regulatory approvals for our drug candidates, our ability to enroll patients in our clinical trials, risks relating to third parties’ conduct of our clinical trials, risks relating to government, private health insurers and other third-party payers coverage or reimbursement, risks relating to commercial potential of a drug candidate in development, changes in technologies for the treatment of cancer, impact of development of competitive drug candidates by others, risks relating to intellectual property, volatility in the market price of our common stock, potential inability to maintain compliance with The Nasdaq Marketplace Rules and the impact of adverse capital and credit market conditions. These and other risks and assumptions are described in Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, and in other documents that we file or furnish with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those indicated or anticipated by such forward-looking statements. All forward-looking statements speak only as of the date they are made, and we do not intend to update or revise any forward-looking statements even if new information becomes available in the future, except as required by law or applicable regulations. We operate in a highly competitive, highly regulated, and rapidly changing environment and our business is in a state of evolution. Therefore, it is likely that new risks will emerge, and that the nature and elements of existing risks will change, over time. It is not possible for management to predict all such risk factors or changes therein, or to assess either the impact of all such risk factors on our business or the extent to which any individual risk factor, combination of factors, or new or altered factors, may cause results to differ materially from those contained in any forward-looking statement.

Except where the context otherwise requires, in this Quarterly Report on Form 10-Q, the “Company,” “Imunon,” “we,” “us,” and “our” refer to Imunon, Inc., a Delaware corporation and its wholly owned subsidiary.

Trademarks

The Company’s brand and product names contained in this document are trademarks, registered trademarks, or service marks of Imunon, Inc. or its subsidiary in the United States (“U.S.”) and certain other countries. This document also contains references to trademarks and service marks of other companies that are the property of their respective owners.

PART I: FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

IMUNON, INC.

CONDENSED CONSOLIDATED

BALANCE SHEETS

	March 31, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,794,070	$8,781,059
Advances and deposits on clinical programs and other current assets	1,826,815	1,942,685
Total current assets	6,620,885	10,723,744

Property and equipment (at cost, less accumulated depreciation and amortization)	459,936	529,936

Other assets:
Operating lease right-of-use assets, net	887,892	984,436
Deposits and other assets	50,000	50,000
Total other assets	937,892	1,034,436

Total assets	$8,018,713	$12,288,116

See accompanying notes to the unaudited condensed consolidated financial statements.

IMUNON, INC.

CONDENSED CONSOLIDATED

BALANCE SHEETS

(Continued)

	March 31, 2026	December 31, 2025
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable – trade	$964,590	$1,392,829
Other accrued liabilities	2,782,740	2,824,646
Operating lease liability - current portion	418,903	406,354
Total current liabilities	4,166,233	4,623,829

Operating lease liability - non-current portion	492,849	602,411
Total liabilities	4,659,082	5,226,240

Commitments and contingencies	-	–

Stockholders’ equity:

Preferred stock - $0.01 par value (100,000 shares authorized, and no shares issued or outstanding at March 31, 2026 and December 31, 2025	-	–

Common stock - $0.01 par value (350,000,000 shares authorized; 3,922,766 and 3,419,652 shares issued at March 31, 2026 and December 31, 2025, respectively; and 3,922,764 and 3,419,650 shares outstanding at March 31, 2026 and December 31, 2025, respectively)	39,228	34,197
Additional paid-in capital	428,952,685	428,410,939
Accumulated deficit	(425,547,094)	(421,298,072)
Total stockholders’ equity before treasury stock	3,444,819	7,147,064

Treasury stock, at cost (2 shares at March 31, 2026 and December 31, 2025)	(85,188)	(85,188)
Total stockholders’ equity	3,359,631	7,061,876

Total liabilities and stockholders’ equity	$8,018,713	$12,288,116

See accompanying notes to the unaudited condensed consolidated financial statements.

IMUNON, INC.

CONDENSED CONSOLIDATED

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2026	2025

Operating expenses:
Research and development	$2,337,308	$2,165,092
General and administrative	1,969,244	1,980,207
Total operating expenses	4,306,552	4,145,299

Loss from operations	(4,306,552)	(4,145,299)

Other income (expense):
Investment income, net	57,530	42,804

Net loss	$(4,249,022)	$(4,102,495)

Weighted average shares outstanding
Basic and diluted	5,028,764	1,300,944

Net loss per common share
Basic and diluted	$(0.84)	$(3.15)

See accompanying notes to the unaudited condensed consolidated financial statements.

IMUNON, INC.

CONDENSED CONSOLIDATED

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:

Net loss	$(4,249,022)	$(4,102,495)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	70,000	66,681
Amortization of right-of-use assets	96,544	131,246
Stock-based compensation	548,590	204,533
Net changes in:
Advances, deposits, and other current assets	115,870	(84,008)
Accounts payable and accrued liabilities	(567,158)	936,992
Net cash used in operating activities	(3,985,176)	(2,847,051)

Cash flows from investing activities:
Purchases of property and equipment	-	(259,652)
Net cash used in investing activities	-	(259,652)

Cash flows from financing activities:
Exercise of pre-funded warrants, net	(1,813)	-
Proceeds from sale of common stock equity, net of issuance costs	-	105,692
Net cash (used in) provided by financing activities	(1,813)	105,692

Net change in cash and cash equivalents	(3,986,989)	(3,001,011)
Cash and cash equivalents at beginning of period	8,781,059	5,872,767
Cash and cash equivalent at end of period	$4,794,070	$2,871,756

See accompanying notes to the unaudited condensed consolidated financial statements.

IMUNON, INC.

CONDENSED CONSOLIDATED

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

	Common Stock Outstanding		Additional Paid-in	Treasury Stock		Accumulated	Total Stockholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Equity

Balance at January 1, 2026	3,419,650	$34,197	$428,410,939	2	$(85,188)	$(421,298,072)	$7,061,876

Net loss						(4,249,022)	(4,249,022)

Exercise of pre-funded warrants	503,114	5,031	(6,844)				(1,813)

Stock-based compensation			548,590				548,590
Balance at March 31, 2026 (unaudited)	3,922,764	$39,228	$428,952,685	2	$(85,188)	$(425,547,094)	$3,359,631

	Common Stock Outstanding		Additional Paid-in	Treasury Stock		Accumulated	Total Stockholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Equity

Balance at January 1, 2025	966,712	$9,667	$411,122,863	2	$(85,188)	$(406,803,044)	$4,244,298

Net loss						(4,102,495)	(4,102,495)

Sale of equity through equity financing facilities, net of issuance costs	8,006	80	105,612				105,692

Stock-based compensation			204,533				204,533
Balance at March 31, 2025 (unaudited)	974,718	$9,747	$411,433,008	2	$(85,188)	$(410,905,539)	$452,028

See accompanying notes to the unaudited condensed consolidated financial statements.

IMUNON, INC.

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(UNAUDITED)

MARCH 31, 2026

Note 1. Business Description

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

Note 2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements, which include the accounts of the Company and its wholly owned subsidiaries, have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. All significant intercompany balances and transactions have been eliminated in consolidation. During the quarter ended March 31, 2026, there were no changes to the Company’s accounting policies. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.

In the opinion of management, all adjustments, consisting only of normal recurring accruals considered necessary for a fair presentation, have been included in the accompanying unaudited condensed consolidated financial statements. Operating results for the three months ended March 31, 2026, and 2025 are not necessarily indicative of the results that may be expected for any other interim period(s) or for any full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the Securities and Exchange Commission on March 31, 2026.

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

Significant Accounting Policies

Our significant accounting policies are more fully described in Note 1 to our consolidated financial statements included in our 2025 Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 31, 2026. See Note 3 to the Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

Going Concern Uncertainty

Since inception, the Company has incurred substantial operating losses, principally from expenses associated with the Company’s research and development programs, clinical trials conducted in connection with the Company’s drug candidates, and applications and submissions to the FDA. The Company has not generated significant revenue and has incurred significant net losses in each year since inception. For the quarter ended March 31, 2026, the Company had a net loss of $4.2 million and used $4.0 million to fund operations. As of March 31, 2026, the Company has incurred approximately $426 million of cumulative net losses and had $4.8 million in cash and cash equivalents to fund its operations.

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

In December 2025, the FASB issued ASU 2025-11, “Narrow Scope Improvements” (“ASU 2025-11”) which is intended to improve the navigability of the guidance in Interim Reporting (Topic 270) and clarify when it applies. Under the amendments, an entity is subject to ASC 270 if it provides “interim financial statements and notes in accordance with GAAP.” ASU 2025-11 also addresses the form and content of such financial statements, adds lists to ASC 270 of the interim disclosures required by all other codification topics, and establishes a principle under which an entity must “disclose events since the end of the last annual reporting period that have a material impact on the entity.” As the FASB stated in the proposed guidance and reiterates in 2025-11, the amendments are not intended to “change the fundamental nature of interim reporting or expand or reduce current interim disclosure requirements”. ASU 2025-11 is effective for interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company does not believe ASU 2025-11 will have a material effect on its consolidated financial statements.

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

As more fully described in Note 7 of these consolidated financial statements, the Company declared a 15% stock dividend that was distributed on August 21, 2025 to stockholders of record as of August 7, 2025. In accordance with ASC 260, basic and diluted earnings per share amounts and weighted-average shares outstanding have been restated for all periods presented to reflect the effect of this stock dividend. The Company did not pay any dividends during the first three months of 2026.

As more fully described in Note 7 of these consolidated financial statements, on December 31, 2025, the Company completed the sale of a security offering which included prefunded warrants to purchase up to 1,609,114 shares of the Company’s common stock for $0.01 per share of which 1,106,000 remained outstanding as of March 31, 2026. In accordance with ASC 260-10-45-13, these pre-funded warrants, sometimes referred to as penny stock warrants due to their low exercise price ($0.0001/share), are considered outstanding shares for purpose of calculating earnings per share for the three months ending March 31, 2026.

For the three months ending March 31, 2026 and 2025, the total number of shares of common stock issuable upon exercise of warrants and equity awards was 3,165,420 and 475,807, respectively. For the three months ending March 31, 2026 and 2025, diluted loss per common share is the same as basic loss per common share as all options and all other warrants that were convertible into shares of the Company’s common stock were excluded from the calculation of diluted earnings attributable to common stockholders per common share as their effect would be anti-dilutive.

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

The table below provides a summary of the significant expense categories and consolidated net loss details provided to the CODM (in thousands):

	For the three months ending March 31,
	(In thousands)		Change Increase (Decrease)
	2026	2025
Operating Expenses:
Clinical Research
OVATION 2 and MRD Trials	$105	$134	$(29)	(21.6)%
OVATION 3 Trial	101	80	21	26.3%
PlaCCine Vaccine Phase 1 Trial	3	58	(55)	(94.6)%
Other Clinical and Regulatory	589	574	15	2.6%
Subtotal	798	846	(48)	(5.7)%
Non-Clinical R&D and CMC
OVATION Program	1,293	913	380	41.6%
Manufacturing (CMC)	247	406	(159)	(39.2)%
Subtotal	1,540	1,319	221	16.8%

Research and development expenses	2,338	2,165	173	8.0%
General and administrative expenses	1,969	1,980	(11)	(0.6)%
Total operating expenses	4,307	4,145	162	3.9%

Loss from operations	$(4,307)	$(4,145)	$(162)	(3.9)%

Note 6. Other Accrued Liabilities

Other accrued liabilities at March 31, 2026 and December 31, 2025 include the following:

	March 31, 2026	December 31, 2025
Amounts due to contract research organizations and other contractual agreements	$893,954	$1,001,210
Accrued payroll and related benefits	1,686,286	1,611,936
Accrued professional fees, franchise taxes and other	202,500	211,500
Total	$2,782,740	$2,824,646

Note 7. Stockholders’ Equity

On May 15, 2024, the Company filed with the U.S. Securities and Exchange Commission (“SEC”) a shelf registration statement on Form S-3 (the “2024 Registration Statement”) for the offer and sale of up to $75 million of its securities. The 2024 Registration Statement was declared effective on May 22, 2024. The 2024 Registration Statement is intended to provide the Company with flexibility to raise capital in the future for general corporate purposes. As noted in the prospectus supplement that the Company filed on July 22, 2025, the aggregate market value of outstanding Common Stock held by non-affiliates was approximately $79,075,969, based on 2,121,895 shares of Common Stock outstanding as of July 22, 2025, of which 2,100,291 shares were held by non-affiliates, and a price of $37.65 per share, which was the last reported sale price of Common Stock on The Nasdaq Stock Market LLC (“Nasdaq”) on June 2, 2025. As a result, the Company’s public float increased above $75.0 million, and the Company was no longer subject to the limitations contained in General Instruction I.B.6 of Form S-3. Upon the filing of the Form 10K on March 31, 2026, the Company’s public float was less than $75.0 million and as a result, the Company is subject to the limitations contained in General Instruction I.B.6 of Form S-3.

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

●	On July 30, 2024, the Company notified Wainwright that it was suspending its use of and terminating the “at the market offering” sales agreement prospectus (the “ATM Prospectus”), related to the potential issuance from time to time of the Company’s common stock pursuant to the ATM Agreement, by and between the Company and Wainwright. Notwithstanding the termination of the ATM Prospectus, the ATM Agreement remains in full force and effect.

●	On September 3, 2024, the Company filed a new prospectus supplement to the 2024 Registration Statement with the SEC for an aggregate offering price of up to $5,500,000 related to the potential issuance from time to time of the Company’s common stock pursuant to the ATM Agreement with Wainwright as sales agent.

●	On July 22, 2025, the Company filed a Prospectus Supplement to register an additional $4,500,000 of shares of the Company’s common stock, par value $0.01 per share issuable pursuant to the At the Market Offering Agreement, dated as of May 25, 2022, as amended by Amendment No. 1 to At the Market Offering Agreement, dated as of May 15, 2024 (as amended, the “Sales Agreement”), by and between the Company and H.C. Wainwright & Co., LLC, as sales agent or principal (the “Sales Agent”). The Company previously registered the offer and sale of up to $5,500,000 of shares of Common Stock through the Sales Agent under the Sales Agreement. Prior to the date hereof, the Company has sold an aggregate of $1,815,267 shares of Common Stock through the Sales Agent under the Sales Agreement. Accordingly, the Prospectus Supplement covers an aggregate of $8,184,733 of Shares, consisting of $3,684,733 remaining of the amount originally registered and the additional $4,500,000 increase under the Prospectus Supplement.

●	On March 23, 2026, the Company filed a prospectus supplement (the “Prospectus Supplement”) to register an additional $7.000,000 of shares of the Company’s common stock, par value $0.01 per share issuable pursuant to the At the Market Offering Agreement, dated as of May 25, 2022, as amended by Amendment No. 1 to At the Market Offering Agreement, dated as of May 15, 2024 (as amended, the “Sales Agreement”), by and between the Company and H.C. Wainwright & Co., LLC, as sales agent or principal (the “Sales Agent”). The Company previously registered the offer and sale of up to $10,000,000 of shares of Common Stock through the Sales Agent under the Sales Agreement. Prior to the date hereof, the Company has sold an aggregate of $4,797,848 shares of Common Stock through the Sales Agent under the Sales Agreement. Accordingly, the Prospectus Supplement covers an aggregate of $12,202,152 of Shares, consisting of $5,202.152 remaining of the amount originally registered and the additional $7,000,000 increase under the Prospectus Supplement.

During 2025, the Company sold 744,646 shares of common stock under the ATM Agreement for net proceeds of $4,530,663. The Company did not sell any shares of common stock under the ATM Agreement during the first three months of 2026. Subsequent to March 31, 2026, and through the date of this report on Form 10Q, the Company sold 146,354 shares of common stock under the ATM Agreement for net proceeds of $417,447.

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

Total compensation cost related to stock options and restricted stock awards was approximately $0.6 million and $0.2 million the three-months ended March 31, 2026 and 2025, respectively. Of these amounts, approximately $0.2 million and $0.1 million was charged to research and development expenses for the three-month ended March 31, 2026, and 2025, respectively, and approximately $0.4 million and $0.2 was charged to general and administrative expenses for the three-months ended March 31, 2026, and 2025, respectively.

A summary of stock option awards and restricted stock grants, inclusive of awards granted under the 2018 Stock Plan and Inducement Option Grants for the three-months ended March 31, 2026 is presented below:

	Stock Options		Restricted Stock Awards		Weighted Average
	Options Outstanding	Weighted Average Exercise Price	Non-vested Restricted Stock Outstanding	Weighted Average Grant Date Fair Value	Contractual Terms of Equity Awards (in years)
Equity awards outstanding at January 1, 2026	18,695	$15.68	-	$-

Equity awards granted	242,364	$3.95	-	$-

Equity awards terminated	-	$-	-	$-

Equity awards outstanding at March 31, 2026	261,059	$4.79	-	$-	9.7

Equity awards exercisable at March 31, 2026	131,930	$5.31			9.7

Aggregate intrinsic value of equity awards exercisable at March 31, 2026	$-

As of March 31, 2026, there was $0.4 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements. That cost is expected to be recognized over a period of 1.2 years. The weighted average grant date fair values of the stock options granted were $3.74 during the three-month period ended March 31, 2026.

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

	For the Three Months Ended March 31,
	2026	2025
Risk-free interest rate	4.19%	4.31 to 4.55%
Expected volatility	122.97%	110.74 to 115.63%
Expected life (in years)	9.0	9.0 to 10.0
Expected dividend yield	0.0%	0.0%

Expected volatilities utilized in the model are based on historical volatility of the Company’s stock price. The risk-free interest rate is derived from values assigned to U.S. Treasury bonds with terms that approximate the expected option lives in effect at the time of grant.

Note 9. Warrants

Following is a summary of all warrant activity for the three-month period ended March 31, 2026:

Warrants	Number of Warrants Issued	Weighted Average Exercise Price

Warrants outstanding at December 31, 2025	4,513,475	$5.04

Pre-funded warrants exercised during the three months ended March 31, 2026	(503,114)	0.0001

Warrants outstanding at March 31, 2026	4,010,361	$5.04

Weighted average remaining contractual terms at March 31, 2026	4.0 years (a)

(a)	Amount excludes 1.1 million prefunded warrants from the December 2025 Offering which do not have an expiration date.

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

The following is a table of the lease payments and maturity of the Company’s operating lease liabilities as of March 31, 2026:

Remainder of 2026	$367,438
2027	498,086
2028	149,897
2029 and thereafter	-
Subtotal future lease payments	1,015,421
Less imputed interest	(103,669)
Total lease liabilities	$911,752

Weighted average remaining life	2.11

Weighted average discount rate	9.98%

For the three-month period ended March 31, 2026, operating lease expense was $120,915 and cash paid for operating leases included in operating cash flows was $121,384. For the three-month period ended March 31, 2025, operating lease expense was $165,232 and cash paid for operating leases included in operating cash flows was $165,231.

Note 11. Commitments and Contingencies

We are not currently a party to any material legal proceedings.

Note 12. Subsequent Events

The Company has evaluated its subsequent events from March 31, 2026 and through the date these condensed consolidated financial statements were issued, determining all subsequent events have been disclosed.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in forward-looking statements. Factors that might cause a difference include, but are not limited to, those discussed above under “Cautionary Note Regarding Forward-Looking Statements,” and in Item 1A. Risk factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

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

Importantly, with these final efficacy results, IMNN-001 continued to show a highly favorable safety and tolerability profile across all clinical trials, further reinforcing the potential of this IL-12 immunotherapy to represent an important advance in the treatment of ovarian cancer.

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

As of March 31, 2026, seven sites are open to recruitment, Providence Sacred Heart Medical Center & Children’s Hospital, Washington University School of Medicine in St. Louis, Providence Cancer Institute in Portland, Erlanger Health in Chattanooga, Advent Health, Sanford Health, and the Medical College of Wisconsin with up to 43 additional sites being considered for activation. As of March 31, 2026, enrollment in the ITT population remains on track to complete enrolment by the first half of 2029.

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

As of March 31, 2026, the ITT population was at twenty-two (22) patients randomized and treated in the study at the University of Texas MD Anderson Cancer Center and Memorial Sloan Kettering Cancer Center. and Stephenson Cancer Center at University of Oklahoma have been added as clinical sites for this study and are open to recruitment.

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

The Phase I trial was designed to establish proof of concept (PoC) for IMNN-101 as an advancement in vaccine technology. Imunon intends to seek partnership and/or business development opportunities to develop the scientific and business case for IMNN-101 as a future vaccine to address viral mutations. The Company has paused further development of this study at the current time.

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

As of March 31, 2026, the Company had $4.8 million in cash and cash equivalents to fund its operations. The Company’s primary sources of cash have been proceeds from the issuance and sale of its common stock, including via its at-the-market (“ATM”) program and other potential funding transactions. There can be no assurance that the Company will be able to do so in the future on a timely basis on terms acceptable to the Company, or at all. The Company has not yet commercialized any of its product candidates. Even if the Company commercializes one or more of its product candidates, it may not become profitable in the near term. The Company’s ability to achieve profitability depends on several factors, including its ability to obtain regulatory approval for its product candidates, successfully complete any post-approval regulatory obligations and successfully commercialize its product candidates alone or in partnership.

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

As a result of the risks and uncertainties discussed in the 2025 Annual Report filed on March 31, 2026 with the SEC, among others, we are unable to estimate the duration and completion costs of our research and development projects or when, if ever, and to what extent we will receive cash inflows from the commercialization and sale of a product if one of our drug candidates receives regulatory approval for marketing, if at all. Our inability to complete any of our research and development activities, preclinical studies or clinical trials in a timely manner or our failure to enter into collaborative agreements when appropriate could significantly increase our capital requirements and could adversely impact our liquidity. While our estimated future capital requirements are uncertain and could increase or decrease as a result of many factors, including the extent to which we choose to advance our research and development activities, preclinical studies and clinical trials, or whether we are in a position to pursue manufacturing or commercialization activities, we will need significant additional capital to progress our drug candidates through development and clinical trials, obtain regulatory approvals and manufacture and commercialize approved products, if any. We do not know whether we will be able to access additional capital when needed or on terms favorable to us or our stockholders. Our inability to raise additional capital, or to do so on terms reasonably acceptable to us, would jeopardize the future success of our business.

Financing Overview

Equity, Debt and Other Forms of Financing

During 2025 and for the three months ending March 31, 2026, we issued a total of 3.2 million shares of common stock as discussed below for approximately $14.9 million in net proceeds. Subsequent to March 31, 2026 and through the date of this Quarterly Report on Form 10-Q, we issued another 146,354 shares of common stock under the at-the-market (“ATM”) program for net proceeds of $417,447.

On May 15, 2024, the Company filed with the SEC a shelf registration statement on Form S-3 (the “2024 Registration Statement”) for the offer and sale of up to $75 million of its securities. The 2024 Registration Statement was declared effective on May 22, 2024. The 2024 Registration Statement is intended to provide the Company with flexibility to raise capital in the future for general corporate purposes. As noted in the prospectus supplement that the Company filed on July 22, 2025, the aggregate market value of our outstanding Common Stock held by non-affiliates was approximately $79,075,969, based on 2,121,895 shares of Common Stock outstanding as of July 22, 2025, of which 2,100,291 shares were held by non-affiliates, and a price of $37.65 per share, which was the last reported sale price of our Common Stock on The Nasdaq Stock Market LLC (“Nasdaq”) on June 2, 2025. As a result, our public float increased above $75.0 million, and we were no longer subject to the limitations contained in General Instruction I.B.6 of Form S-3. Upon the filing of the Form 10-K on March 31, 2026, the Company’s public float was less than $75.0 million, and as a result, the Company is currently subject to the limitations contained in General Instruction I.B.6 of Form S-3.

Significant Accounting Policies

Our significant accounting policies are more fully described in Note 1 to our consolidated financial statements included in our 2025 Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 31, 2026. See Note 3 to the Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

As a clinical-stage biopharmaceutical company, our business, and our ability to execute our strategy to achieve our corporate goals are subject to numerous risks and uncertainties. Material risks and uncertainties relating to our business and our industry are described in “Item 1A. Risk Factors” under “Part II: Other Information” included herein.

FINANCIAL REVIEW FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

Results of Operations

For the three months ended March 31, 2026, our net loss was $4.3 million compared to a net loss of $4.1 million for the same three-month period of 2025.

With $4.8 million in cash and cash equivalents at March 31, 2026, such conditions raise substantial doubts about the Company’s ability to continue as a going concern. Based on the above, management has determined there is substantial doubt regarding our ability to continue a going concern.

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

The table below provides a summary of the significant expense categories and consolidated net loss details provided to the CODM (in thousands):

	For the three months ending March 31,
	(In thousands)		Change Increase (Decrease)
	2026	2025
Operating Expenses:
Clinical Research
OVATION 2 and MRD Trials	$105	$134	$(29)	(21.6)%
OVATION 3 Trial	101	80	21	26.3%
PlaCCine Vaccine Phase 1 Trial	3	58	(55)	(94.6)%
Other Clinical and Regulatory	589	574	15	2.6%
Subtotal	798	846	(48)	(5.7)%
Non-Clinical R&D and CMC
OVATION Program	1,293	913	380	41.6%
Manufacturing (CMC)	247	406	(59)	(39.2)%
Subtotal	1,540	1,319	221	16.8%

Research and development expenses	2,338	2,165	173	8.0%
General and administrative expenses	1,969	1,980	(11)	(0.6)%
Total operating expenses	4,307	4,145	162	3.9%
Loss from operations	$(4,307)	$(4,145)	$(162)	(3.9)%

Research and Development Expenses

Research and development (“R&D”) expenses increased to $2.3 million in the first quarter of 2026 from $2.2 million in the same period of 2025. Clinical costs associated with the OVATION 3 study was $0.1 million each of the first quarters of 2026 and 2025. Clinical costs associated with the OVATION 2 study was $0.1 million each of the first quarters of 2026 and 2025. During 2025, the Company initiated enrollment in the OVATION 3 Study and closed out the OVATION 2 study. Other clinical and regulatory costs remained relatively unchanged at $0.6 million in each of the first quarters of 2026 and 2025. R&D costs associated with the development of IMNN-001 to support the OVATION program were $1.3 million in the first quarter of 2026 compared to $0.9 million in same period of 2025. CMC costs were $0.2 million in the first quarter of 2026 compared to $0.4 million in the same period of 2025.

General and Administrative Expenses

General and administrative expenses remained relatively unchanged at $2.0 million in each of the first quarters of 2026 and 2025.

Investment income from the Company’s short-term investments was $58,000 for the first quarter of 2026 compared to $43,000 for the same period in 2025.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have incurred significant losses and negative cash flows from operations. We have financed our operations primarily through the net proceeds from the sales of equity, credit facilities and amounts received under product licensing agreements. The process of developing IMNN-001 and other drug candidates and technologies requires significant research and development work and clinical trial studies, as well as significant manufacturing and process development efforts. We expect these activities, together with our general and administrative expenses, to result in significant operating losses for the foreseeable future. Our expenses have significantly and regularly exceeded our income, and we had an accumulated deficit of $426 million at March 31, 2026.

At March 31, 2026, we had total current assets of $6.2 million and current liabilities of $4.2 million, resulting in net working capital of $2.0 million. At March 31, 2026, we had cash and cash equivalents of $4.8 million. At December 31, 2025, we had total current assets of $10.7 million and current liabilities of $4.6 million, resulting in net working capital of $6.1 million. We have substantial future capital requirements to continue our research and development activities and advance our drug candidates through various development stages. The Company believes these expenditures are essential for the commercialization of its technologies.

Net cash used in operating activities for the first three months of 2026 was $4.0 million. Net cash associated with investing activities was insignificant during the first three months of 2026.

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

Item 4. CONTROLS AND PROCEDURES

We have carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our principal executive officer and principal financial officer have concluded that, as of March 31, 2026, which is the end of the period covered by this report, our disclosure controls and procedures are effective at the reasonable assurance level in alerting them in a timely manner to material information required to be included in our periodic reports with the SEC.

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

Item 1A. Risk Factors

There have been no material changes to our risk factors from those disclosed under “Risk Factors” in Part I, Item 1A of our 2025 Annual Report on Form 10-K. The risks and uncertainties described in our 2025 Annual Report on Form 10-K are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also materially adversely affect our business, financial condition, or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the quarter ended March 31, 2026, no directors or executive officers entered into, modified or terminated, contracts, instructions or written plans for the sale or purchase of the Company’s securities that were intended to satisfy the affirmative defense conditions of Rule 10b5-1.

Item 6. Exhibits.

10.1++	Retirement and Consulting Agreement dated February 4, 2026, between Imunon, Inc. and Khursheed Anwer, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on February 5, 2026.

31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Consolidated Balance Sheets, (ii) the unaudited Consolidated Statements of Operations, (iii) the unaudited Consolidated Statements of Comprehensive Loss, (iv) the unaudited Consolidated Statements of Cash Flows, (v) the unaudited Consolidated Statements of Change in Stockholders’ Equity (Deficit), and (vi) Notes to Consolidated Financial Statements.

+	Filed herewith.

++	Management contract or compensatory plan or arrangement.

*	Exhibit 32.1 is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Securities Exchange Act, except as otherwise stated in such filing.

**	XBRL information is filed herewith.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 12, 2026	IMUNON, INC.

Registrant

	By:	/s/ Stacy R. Lindborg Ph.D.
Stacy R. Lindborg, Ph.D.
Chief Executive Officer

By:	/s/ Jeffrey W. Church
Jeffery W. Church
Chief Financial Officer

