Form 10-Q
period 2026-06-30
Imunon, Inc.
filed 2026-08-11
CIK 749647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _______________

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

As of August 10, 2026, the Registrant had 5,611,403 shares of common stock, $0.01 par value per share, outstanding.

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

Trademarks

The Company’s brand and product names contained in this document are trademarks, registered trademarks, or service marks of Imunon, Inc. or its subsidiaries in the United States (“U.S.”) and certain other countries. This document also contains references to trademarks and service marks of other companies that are the property of their respective owners.

PART I: FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

IMUNON, INC.

CONDENSED CONSOLIDATED

BALANCE SHEETS

	June 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,864,378	$8,781,059
Advances and deposits on clinical programs and other current assets	1,826,825	1,942,685
Total current assets	8,691,203	10,723,744

Property and equipment (at cost, less accumulated depreciation and amortization)	459,016	529,936

Other assets:
Restricted cash	5,000,000	–
Operating lease right-of-use assets, net	788,894	984,436
Deposits and other assets	50,000	50,000
Total other assets	5,838,894	1,034,436

Total assets	$14,989,113	$12,288,116

See accompanying notes to the unaudited condensed consolidated financial statements.

IMUNON, INC.

CONDENSED CONSOLIDATED

BALANCE SHEETS

(Continued)

	June 30, 2026	December 31, 2025
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable – trade	$1,618,497	$1,392,829
Other accrued liabilities	1,228,568	2,824,646
Note payable - Note A – current portion	1,500,000	–
Operating lease liability - current portion	431,781	406,354
Total current liabilities	4,778,846	4,623,829

Note payable - Note A	673,271	–
Note payable - Note B	4,860,831	–
Operating lease liability - non-current portion	379,409	602,411
Derivative liability associated with redemption feature of Note A	107,969	–
Total liabilities	10,800,326	5,226,240

Commitments and contingencies	-	–

Stockholders’ equity:

Preferred stock - $0.01 par value (100,000 shares authorized; 250 shares issued and outstanding at June 30, 2026, and no shares issued or outstanding at December 31, 2025)	3	–
Additional paid-in capital - preferred stock	2,251,918	–
Common stock - $0.01 par value (350,000,000 shares authorized; 4,665,662 and 3,419,652 shares issued at June 30, 2026 and December 31, 2025, respectively; and 4,665,660 and 3,419,650 shares outstanding at June 30, 2026 and December 31, 2025, respectively)	46,657	34,197
Additional paid-in capital	430,336,605	428,410,939
Accumulated deficit	(428,361,208)	(421,298,072)
Total stockholders’ equity before treasury stock	4,273,975	7,147,064

Treasury stock, at cost (2 shares at June 30, 2026 and December 31, 2025)	(85,188)	(85,188)
Total stockholders’ equity	4,188,787	7,061,876

Total liabilities and stockholders’ equity	$14,989,113	$12,288,116

See accompanying notes to the unaudited condensed consolidated financial statements.

IMUNON, INC.

CONDENSED CONSOLIDATED

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025

Operating expenses:
Research and development	$1,464,655	$1,226,954	$3,801,963	$3,392,046
General and administrative	1,326,891	1,540,910	3,296,135	3,521,117
Total operating expenses	2,791,546	2,767,864	7,098,098	6,913,163

Loss from operations	(2,791,546)	(2,767,864)	(7,098,098)	(6,913,163)

Other income (expense):
Investment income, net	32,518	27,305	90,048	70,109
Interest expense	(77,273)	-	(77,273)	-
Change in fair value of derivative liability	22,187	-	22,187	-
Total other income (expense), net	(22,568)	27,305	34,962	70,109

Net loss	$(2,814,114)	$(2,740,559)	$(7,063,136)	$(6,843,054)

Deemed Dividend – Series A Preferred Stock	(18,052)	-	(18,052)	-

Net loss available to common share available to common shareholders	$(2,832,166)	$(2,740,559)	$(7,081,188)	$(6,843,054)

Net loss per common share available to common shareholders
Basic and diluted	$(0.54)	$(2.15)	$(1.38)	$(6.08)

Weighted average shares outstanding
Basic and diluted	5,232,625	1,277,217	5,134,039	1,124,730

See accompanying notes to the unaudited condensed consolidated financial statements.

IMUNON, INC.

CONDENSED CONSOLIDATED

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:

Net loss	$(7,063,136)	$(6,843,054)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	140,000	141,690
Amortization of right-of-use assets	195,542	220,911
Stock-based compensation	641,871	327,174
Common stock issued in exchange for compensation and services	455,351	-
Change in fair value of derivative liability	(22,187)	-
PIK interest accretion – A-1 Note	16,096	-
Ammortization of debt discount and issuance costs	35,410	-
Ammortization of debt issuance costs – B-Note	6,983	-
Net changes in:
Advances, deposits, and other current assets	115,860	(26,277)
Accounts payable and accrued liabilities	(1,532,422)	381,116
Net cash used in operating activities	(7,010,632)	(5,798,440)

Cash flows from investing activities:
Purchases of property and equipment	(69,080)	(276,983)
Net cash used in investing activities	(69,080)	(276,983)

Cash flows from financing activities:
Proceeds from sale of common stock, net of issuance costs	842,704	2,963,738
Proceeds from sale of preferred stock, net of issuance costs	2,288,025
Proceeds from issuance of notes payable, net of issuance costs	7,034,102
Exercise of pre-funded warrants, net	(1,800)	-
Proceeds from issuance of common stock upon exercise of warrants	-	1,967,694
Net cash (used in) provided by financing activities	10,163,031	4,931,432

Net change in cash, cash equivalents and restricted cash	3,083,319	(1,143,991)
Cash, cash equivalents and restricted cash at beginning of period	8,781,059	5,872,767
Cash , cash equivalents and restricted cash at end of period	$11,864,378	$4,728,776

	For the Six Months Ended June 30,
	2026	2025
Supplemental disclosures of cash flow information:

Non-cash investing and financing activities:
Recognition of operating lease right-of-use asset and liability	$241,830	$274,295

See accompanying notes to the unaudited condensed consolidated financial statements.

IMUNON, INC.

CONDENSED CONSOLIDATED

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

FOR THE THREE MONTHS ENDED JUNE 30, 2026 AND 2025

	Preferred Stock Outstanding			Common Stock Outstanding			Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Accumulated Deficit	Total Stockholders Equity

Balance at April 1, 2026	-	$-	$-	3,922,764	$39,228	$428,952,685	2	$(85,188)	$(425,547,094)	$3,359,631

Net loss	-		-	-	-	-	-	-	(2,814,114)	(2,814,114)

Issuance of preferred stock, net of costs and discount	250	3	2,251,918	-	-	-	-	-	-	2,251,921

Sale of equity through equity financing facilities, net of costs	-		-	356,976	3,570	839,134	-	-	-	842,704

Exercise of pre-funded warrants	-		-	133,000	1,330	(1,317)	-	-	-	13

Equity issued for payment of compensation and fees in lieu of cash	-		-	252,920	2,529	452,822	-	-	-	455,351

Stock-based compensation	-		-	-	-	93,281	-	-	-	93,281

Balance at June 30, 2026 (unaudited)	250	$3	$2,251,918	4,665,660	$46,657	$430,336,605	2	$(85,188)	$(428,361,208)	$4,188,787

	Common Stock Outstanding		Additional Paid-in	Treasury Stock		Accumulated	Total Stockholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Equity

Balance at April 1, 2025 (unaudited)	974,717	$9,747	$411,433,008	2	$(85,188)	$(410,905,539)	$452,028

Net loss	-	-	-	-	-	(2,740,559)	(2,740,559)
Sale of equity through equity financing facilities, net of costs	481,482	4,815	2,853,231	-	-	-	2,858,046
Issuance of common stock upon exercise of common stock warrants	260,323	2,603	1,965,091	-	-	-	1,967,694
Issuance of common stock upon exercise of restricted options	980	10	-	-	-	-	10
Stock-based compensation expense	-	-	122,631	-	-	-	122,631
Balance at June 30, 2025 (unaudited)	1,717,502	$17,175	$416,373,961	2	$(85,188)	$(413,646,098)	$2,659,850

See accompanying notes to the unaudited condensed consolidated financial statements.

IMUNON, INC.

CONDENSED CONSOLIDATED

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND 2025

	Preferred Stock Outstanding			Common Stock Outstanding			Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Accumulated Deficit	Total Stockholders Equity

Balance at January 1, 2026	-	$-	$-	3,419,650	$34,197	$428,410,939	2	$(85,188)	$(421,298,072)	$7,061,876

Net loss	-		-	-	-	-	-	-	(7,063,136)	(7,063,136)

Issuance of preferred stock, net of costs and discount	250	3	2,251,918	-	-	-	-	-	-	2,251,921

Sale of equity through equity financing facilities, net of costs	-		-	356,976	3,570	839,134	-	-	-	842,704

Exercise of pre-funded warrants	-		-	636,114	6,361	(8,161)	-	-	-	(1,800)

Equity issued for payment of compensation and fees in lieu of cash	-		-	252,920	2,529	452,822	-	-	-	455,351

Stock-based compensation	-		-	-	-	641,871	-	-	-	641,871

Balance at June 30, 2026 (unaudited)	250	$3	$2,251,918	4,665,660	$46,657	$430,336,605	2	$(85,188)	$(428,361,208)	$4,188,787

	Common Stock Outstanding		Additional Paid-in	Treasury Stock		Accumulated	Total Stockholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Equity

Balance at January 1, 2025	966,714	$9,667	$411,122,863	2	$(85,188)	$(406,803,044)	$4,244,298

Net loss	-	-	-	-	-	(6,843,054)	(6,843,054)
Sale of equity through equity financing facilities, net of costs	489,485	4,895	2,958,843	-	-	-	2,963,738
Issuance of common stock upon exercise of common stock warrants	260,323	2,603	1,965,091	-	-	-	1,967,694
Issuance of common stock upon exercise of restricted options	980	10	-	-	-	-	10
Stock-based compensation expense	-	-	327,164	-	-	-	327,164
Balance at June 30, 2025 (unaudited)	1,717,502	$17,175	$416,373,961	2	$(85,188)	$(413,646,098)	$2,659,850

See accompanying notes to the unaudited condensed consolidated financial statements.

IMUNON, INC.

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(UNAUDITED)

JUNE 30, 2026

Note 1. Business Description

Imunon, Inc. (“Imunon,” the “Company,” “we,” “our,” or “us”) is a clinical-stage biotechnology company focused on advancing a portfolio of innovative treatments that harness the body’s natural mechanisms with the aim to generate safe, effective, and durable responses across a broad array of human diseases, constituting a differentiating approach from conventional therapies. Imunon is developing its non-viral DNA technology across its modalities. The first modality, TheraPlas®, is developed for the coding of proteins and cytokines in the treatment of solid tumors where an immunological approach is deemed promising. The second modality, PlaCCine®, is developed for the coding of viral antigens that can elicit a strong immunological response. This technology may represent a promising platform for the development of vaccines in infectious diseases.

The Company’s lead clinical program, IMNN-001, is a DNA-based immunotherapy for the localized treatment of advanced ovarian cancer that has completed multiple clinical trials including one Phase II clinical trial (OVATION 2) and is currently conducting a Phase 3 clinical trial (OVATION 3). IMNN-001 works by instructing the body to produce safe and durable levels of powerful cancer-fighting molecules, such as interleukin-12 and interferon gamma, at the tumor site. Additionally, the Company has completed a first-in-human study of its COVID-19 booster vaccine (IMNN-101). The Company will continue to leverage these modalities and to advance, either directly or through partnership, the technological frontier of plasmid DNA to better serve patients with difficult-to-treat conditions.

Note 2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements, which include the accounts of the Company and its wholly owned subsidiaries, have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. All significant intercompany balances and transactions have been eliminated in consolidation. There have been no changes to the Company’s accounting policies thus far in 2026. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.

In the opinion of management, all adjustments, consisting only of normal recurring accruals considered necessary for a fair presentation, have been included in the accompanying unaudited condensed consolidated financial statements. Operating results for the three-months and six-months ended June 30, 2026, and 2025 are not necessarily indicative of the results that may be expected for any other interim period(s) or for any full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the Securities and Exchange Commission on March 31, 2026.

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

Restricted cash is defined as cash held for a specific purpose and not available for immediate general business use. It is classified as a current or non-current asset based on the expected timing of release. All restricted cash is included in the statement of cash flows as part of total cash and cash equivalents. Liquidity ratios exclude restricted cash to reflect actual liquidity. Restrictions are documented and reviewed quarterly. Restricted cash consists of funds held in escrow accounts and cash collateral required under certain loan agreements as more detailed in Note 7.

Going Concern Uncertainty

Since inception, the Company has incurred substantial operating losses, principally from expenses associated with the Company’s research and development programs, clinical trials conducted in connection with the Company’s drug candidates, and applications and submissions to the FDA. The Company has not generated significant revenue and has incurred significant net losses in each year since inception. For the six months ended June 30, 2026, the Company had a net loss of $7.1 million and used $7.0 million to fund operations. As of June 30, 2026, the Company incurred approximately $428 million of cumulative net losses and had $6.9 million in cash and cash equivalents to fund its operations.

The Company’s ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, financial markets in the U.S. and worldwide resulting from the tariffs announcement by the U.S. federal government, the Russian invasion of Ukraine and the unrest in the Middle East. The Company continues to monitor its operating activities in light of these events, and it is possible that these events could result in a variety of risks to the business. The specific impact, if any, is not readily determinable as of the date of these unaudited condensed consolidated financial statements.

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

A fundamental component of the ability to continue as a going concern is the Company’s ability to raise capital as required, as to which no assurances can be provided. To address the additional funding requirements of the Company, management has undertaken the following initiatives:

●	it continues to address its current expenditures and will reduce spending where necessary;

●	it continues to pursue additional capital funding in the public and private markets through equity sales and/or debt facilities;

●	it continues to pursue partnerships and collaborations; and

●	it continues to pursue out licensing for its drug candidates and/or platform technology.

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

Management’s plan includes private or public equity and debt financings, collaborations, or other strategic transactions such as raising funds from investors via its ATM program and other funding sources. The Company may not be able to obtain funding on acceptable terms, or at all. The terms of any financing may adversely affect the holdings or the rights of the Company’s stockholders. The Company’s ability to raise additional funds will depend, among other factors, on financial, economic and market conditions, many of which are outside of its control, and it may be unable to raise financing when needed, or on terms favorable to the Company. If the Company is unable to obtain sufficient capital to fund its operations it may be required to evaluate alternatives. The Company’s condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets, carrying amounts or the amount and classification of liabilities that may be required should the Company be unable to continue as a going concern.

Note 3. New Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB and are adopted by the Company as of the specified effective date. Unless otherwise discussed, the Company believes that the impact of recently issued accounting pronouncements will not have a material impact on the Company’s consolidated financial position, results of operations, and cash flows, or does not apply to its operations.

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

Note 4. Net Loss per Common Share available to Common Shareholders

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

As more fully described in Note 8 of these consolidated financial statements, the Company declared a 15% stock dividend that was distributed on August 21, 2025 to stockholders of record as of August 7, 2025. In accordance with ASC 260, basic and diluted earnings per share amounts and weighted-average shares outstanding have been restated for all periods in 2025 presented to reflect the effect of this stock dividend. The Company did not pay any dividends during the first six months of 2026.

As more fully described in Note 8 of these consolidated financial statements, on December 31, 2025, the Company completed the sale of a security offering that included prefunded warrants to purchase up to 1,609,114 shares of the Company’s common stock for $0.01 per share of which 973,000 remained outstanding as of June 30, 2026. In accordance with ASC 260-10-45-13, these pre-funded warrants, sometimes referred to as penny stock warrants due to their low exercise price ($0.0001/share), are considered outstanding shares for purpose of calculating earnings per share for the three-months and six-months-ended June 30, 2026.

For the three-months and six-months ended June 30, 2026 and 2025, the total number of shares of common stock issuable upon exercise of warrants and equity awards was 3,163,007 and 1,198,176, respectively. For the three months and six months ended June 30, 2026 and 2025, diluted loss per common share is the same as basic loss per common share as all options and all other warrants that were convertible into shares of the Company’s common stock were excluded from the calculation of diluted earnings attributable to common stockholders per common share as their effect would be anti-dilutive.

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

The table below provides a summary of the significant expense categories and consolidated net loss details provided to the CODM (in thousands):

	For the six months ended June 30,
	(In thousands)		Change Increase (Decrease)
	2026	2025
Operating Expenses:
Clinical Research
OVATION Trials (Phase 2 & 3)	$347	$309	$38	12.3%
MRD Study	96	73	23	31.5%
PlaCCine Vaccine Phase 1 Trial	-	83	(83)	(100.0)%
Other Clinical and Regulatory	929	901	28	3.1%
Subtotal	1,372	1,366	6	0.4%
Non-Clinical R&D and CMC
Manufacturing & Clinical Supply	2,430	2,026	404	19.9%
Subtotal	2,430	2,026	404	19.9%

Research and development expenses	3,802	3,392	410	12.1%
General and administrative expenses	3,296	3,521	(225)	(6.4)%
Total operating expenses	7,098	6,913	185	2.7%

Loss from operations	$(7,098)	$(6,913)	$(185)	(2.7)%

Note 6. Other Accrued Liabilities

Other accrued liabilities at June 30, 2026 and December 31, 2025 include the following:

	June 30, 2026	December 31, 2025
Amounts due to contract research organizations and other contractual agreements	$479,000	$1,001,210
Accrued payroll and related benefits	638,784	1,611,936
Accrued professional fees, interest expense, franchise taxes and other	110,784	211,500
Total	$1,228,568	$2,824,646

Note 7. Preferred Stock and Notes Payable

On June 2, 2026, the Company entered into a Securities Purchase Agreement (the “June 2026 Securities Purchase Agreement”) with Streeterville Capital, LLC (the “Investor”), providing for the issuance and sale by the Company, and the purchase by the Investor, of (i) 250 shares (the “Preferred Shares”) of the Company’s Series A Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”), at an issued value of $10,000 per share and a stated value of $12,000 per share, for aggregate gross proceeds of $2,500,000; (ii) a Secured Promissory Note A-1 in an original principal amount of $2,720,000 (the “A-1 Note”); and (iii) a Secured Promissory Note B in an original principal amount of $5,000,000 (the “B Note” and together with the A-1 Note, the “Notes”). The transactions contemplated by the Securities Purchase Agreement (collectively, the “Transaction”) closed on June 3, 2026 (the “Closing Date”). At closing, the Company received $10,000,000 from the Investor, $5,000,000 of which was deposited into a bank account owned by a wholly owned subsidiary of the Company as cash collateral for the Notes (the “Cash Collateral Account”). The $5,000,000 amount is classified as restricted cash on the balance sheet. The obligations under the Notes are secured by substantially all of the assets of the Company, other than its intellectual property assets, and are guaranteed by certain of the Company’s subsidiaries. The Company intends to utilize the $5,000,000 of proceeds from the closing of the Transaction, along with any proceeds later released from the Cash Collateral Account, for general corporate purposes, including research and development activities, capital expenditures and working capital. The Company agreed to pay the placement agents for financing a fee of 7.0% of the gross proceeds received by the Company in connection with the Transaction.

If the aggregate outstanding balance of the A-1 Note or the aggregate number of outstanding Preferred Shares is reduced by $2,000,000, the Company will have the right to exchange up to $1,000,000, plus interest (or, if less than $1,000,000, the entire remaining amount of the B Note, or such other amount as the parties mutually agree), of the B Note for a new secured note in the same form and having the same terms as the A-1 Note (each, a “Note Exchange”). Upon the completion of each Note Exchange, an amount of cash equal to the amount of the B Note exchanged in such Note Exchange will be released from the Cash Collateral Account to the Company. The A-1 Note will bear interest at 8% per annum and will mature 18 months following the Closing Date.

The B Note will bear interest at 5% per annum and will mature 18 months following the Closing Date. The Notes can be prepaid by the Company in whole or in part at any time, subject to a 10% prepayment premium on any principal amounts prepaid. Beginning six months after the Closing Date, the Investor may redeem up to $250,000 of the principal amount of the A-1 Note each calendar month. In addition, on any trading day when the Company’s common stock trades at a price that is at least 15% greater than the “Minimum Price” as defined under Nasdaq Stock Market LLC Rule 5635(d), the Investor may redeem an additional principal amount of the Notes equal to 5% of the trading volume of the Company’s common stock on such trading day. The Company will be subject to customary covenants while the Notes remain outstanding. The Notes also contain customary events of default, the occurrence of which would permit the Investor to accelerate the obligations under the Notes and exercise remedies against any collateral (including amounts on deposit in the Cash Collateral Account) or guarantees in respect of the Notes. In addition, following the occurrence of an event of default, the interest rate of each Note would increase to the lesser of 15% per year or the maximum rate permitted by applicable law.

Broker fees totaling $350,000 were allocated between the preferred stock and Note A based on their values. Issuance costs, which primarily include legal fees totaling $292,310, were allocated between the preferred stock and Note A and Note B based on the face value of each financial instrument and will be amortized over the life of the instruments. The original issuance discount associated with Note A was recorded as a contra-liability to be amortized over the life of the note.

Permanent Equity Classification

The Company classified the 250 shares of Series A Preferred Stock as permanent stockholders’ equity as of the Closing Date. Under ASC 480-10-S99-3A, an equity instrument must be classified outside of permanent equity if it is redeemable upon the occurrence of an event not solely within the control of the issuer. On July 29, 2026, the Company and the Investor executed an Irrevocable Waiver and Covenant Not to Exercise Redemption Rights (the “Waiver”), effective as of June 2, 2026, under which the Investor irrevocably waived the default redemption right under Section 12(b)(i) of the Certificate of Designation with respect to all events of default. The Waiver is a Type 1 recognized subsequent event under ASC 855-10-25-1 that provides evidence of conditions existing at the June 3, 2026 closing date and confirms the permanent-equity classification applied as of that date. Accordingly, because the Series A Preferred Stock is not redeemable upon an event outside the Company’s control, it is classified as permanent stockholders’ equity in accordance with ASC 480-10-S99-3A.

Restricted Cash

At June 30, 2026, $5,000,000 was held in a restricted collateral account at Lakeside Bank in the name of a wholly-owned subsidiary of the Company in connection with the B Note. This amount is classified as restricted cash on the condensed consolidated balance sheet and is included in cash, cash equivalents and restricted cash in the condensed consolidated statements of cash flows.

B Note Amendment

On July 14, 2026, effective as of June 2, 2026, the Company and the Investor amended the B Note to remove its limited redemption feature — the feature permitting the Investor to redeem principal based on the trading volume of the Company’s common stock on days the stock trades at or above 115% of the Nasdaq Minimum Price. As a result, that feature applies only to the A-1 Note, and no derivative liability was recorded in connection with the B Note.

Embedded Derivative Liability A-1 Note Limited Redemption

The A-1 Note contains a limited redemption feature that permits the Investor, beginning six months after closing, to redeem A-1 Note principal on any trading day on which the Company’s common stock trades at or above 115% of the Nasdaq Minimum Price, in an amount up to 5% of the cumulative daily dollar trading volume in aggregate across the outstanding Notes. The Company determined that this feature is not clearly and closely related to the debt host and meets the definition of a derivative. The feature has been bifurcated and is recorded as a derivative liability measured at fair value, with changes in fair value recognized in the condensed consolidated statements of operations as “Change in fair value of derivative liability.”

The fair value of the bifurcated derivative was $130,156 at the June 3, 2026 closing date and $107,969 at June 30, 2026, resulting in a gain of $22,187 recognized during the three and six-months ended June 30, 2026. Fair value was determined using a Monte Carlo simulation model classified within Level 3 of the fair value hierarchy. Significant inputs at June 30, 2026 included a common stock price of $1.78, a redemption trigger price of $2.461 (115% of the $2.14 Nasdaq Minimum Price), annualized volatility of 42.60%, a risk-free rate of 4.5%, and normalized average daily trading volume of 46,166 shares. At the June 3, 2026 closing date, the corresponding inputs included a common stock price of $2.10, annualized volatility of 22.84%, and normalized average daily trading volume of 41,177 shares.

Note 8. Stockholders’ Equity

On May 15, 2024, the Company filed with the U.S. Securities and Exchange Commission (“SEC”) a shelf registration statement on Form S-3 (the “2024 Registration Statement”) for the offer and sale of up to $75 million of its securities. The 2024 Registration Statement was declared effective on May 22, 2024. The 2024 Registration Statement is intended to provide the Company with flexibility to raise capital in the future for general corporate purposes. As noted in the prospectus supplement that the Company filed on July 22, 2025, the aggregate market value of outstanding Common Stock held by non-affiliates was approximately $79,075,969, based on 2,121,895 shares of Common Stock outstanding as of July 22, 2025, of which 2,100,291 shares were held by non-affiliates, and a price of $37.65 per share, which was the last reported sale price of Common Stock on The Nasdaq Stock Market LLC (“Nasdaq”) on June 2, 2025. As a result, the Company’s public float increased above $75.0 million, and the Company was no longer subject to the limitations contained in General Instruction I.B.6 of Form S-3. . On March 23, 2026, the Company filed a prospectus supplement to register an additional $7,000,000 of shares of the Company’s common stock issuable pursuant to the At the Market Offering Agreement, dated as of May 25, 2022, as amended by Amendment No. 1 to At the Market Offering Agreement, dated as of May 15, 2024 (as amended, the “Sales Agreement”), by and between the Company and H.C. Wainwright & Co., LLC. The Company previously registered the offer and sale of up to $10,000,000 of shares of Common Stock through the Sales Agent under the Sales Agreement. Upon the filing of Form 10-K for 2025 on March 31, 2026, the Company’s public float was less than $75 million and as a result, the Company is subject to the limitations contained in General Instruction I.B.6 of Form S-3.

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

●	On July 30, 2024, the Company notified Wainwright that it was suspending its use of and terminating the “at the market offering” sales agreement prospectus (the “ATM Prospectus”), related to the potential issuance from time to time of the Company’s common stock pursuant to the ATM Agreement, by and between the Company and Wainwright. Notwithstanding the termination of the ATM Prospectus, the ATM Agreement remains in full force and effect.

●	On September 3, 2024, the Company filed a new prospectus supplement to the 2024 Registration Statement with the SEC for an aggregate offering price of up to $5,500,000 related to the potential issuance from time to time of the Company’s common stock pursuant to the ATM Agreement with Wainwright as sales agent.

●	On July 22, 2025, the Company filed a Prospectus Supplement to register an additional $4,500,000 of shares of the Company’s common stock, par value $0.01 per share issuable pursuant to the At the Market Offering Agreement, dated as of May 25, 2022, as amended by Amendment No. 1 to At the Market Offering Agreement, dated as of May 15, 2024 (as amended, the “Sales Agreement”), by and between the Company and H.C. Wainwright & Co., LLC, as sales agent or principal (the “Sales Agent”). The Company previously registered the offer and sale of up to $5,500,000 of shares of Common Stock through the Sales Agent under the Sales Agreement. Prior to the date hereof, the Company has sold an aggregate of $1,815,267 shares of common stock through the Sales Agent under the Sales Agreement. Accordingly, the Prospectus Supplement covers an aggregate of $8,184,733 of shares, consisting of $3,684,733 remaining of the amount originally registered and the additional $4,500,000 increase under the Prospectus Supplement.

●	On March 23, 2026, the Company filed a prospectus supplement (the “Prospectus Supplement”) to register an additional $7,000,000 of shares of the Company’s common stock, par value $0.01 per share issuable pursuant to the At the Market Offering Agreement, dated as of May 25, 2022, as amended by Amendment No. 1 to At the Market Offering Agreement, dated as of May 15, 2024 (as amended, the “Sales Agreement”), by and between the Company and H.C. Wainwright & Co., LLC, as sales agent or principal (the “Sales Agent”). The Company previously registered the offer and sale of up to $10,000,000 of shares of Common Stock through the Sales Agent under the Sales Agreement. Prior to the date hereof, the Company has sold an aggregate of $4,797,848 shares of common stock through the Sales Agent under the Sales Agreement. Accordingly, the Prospectus Supplement covers an aggregate of $12,202,152 of shares, consisting of $5,202,152 remaining of the amount originally registered and the additional $7,000,000 increase under the Prospectus Supplement.

During the first six months of 2026, the Company sold 356,976 shares of common stock under the ATM Agreement for net proceeds of $842,702. During 2025, the Company sold 744,646 shares of common stock under the ATM Agreement for net proceeds of $4,530,663. Subsequent to June 30, 2026, and through the date of this report on Form 10Q, the Company sold 162,804 shares of common stock under the ATM Agreement for net proceeds of $298,494.

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

Series A Preferred Stock

See Note 7 for a description of the Series A Preferred Stock issued in connection with the June 2026 Securities Purchase Agreement.

Issuance of Unregistered Common Stock

During the six-month period June 30, 2026, the Company issued 49,135 shares of common stock to certain officers and directors of the Company in lieu of approximately $105,000 in compensation and fees. These shares are unregistered and subject to the rules as outlined in Section 144.

Note 9. Stock-Based Compensation

The Company has long-term compensation plans that permit the granting of equity-based awards in the form of stock options, restricted stock, restricted stock units, stock appreciation rights, other stock awards, and performance awards.

At the 2018 Annual Stockholders Meeting of the Company (“ASHM”) held on May 15, 2018, stockholders approved the Imunon, Inc. 2018 Stock Incentive Plan (the “2018 Plan”). The 2018 Plan, as originally adopted, permitted the granting of shares of Imunon common stock as equity awards in the form of incentive stock options, nonqualified stock options, restricted stock, restricted stock units, stock appreciation rights, other stock awards, performance awards, or in any combination of the foregoing.

Stockholders have since approved amendments to the 2018 Plan at the 2019 ASHM held on May 14, 2019, the 2020 ASHM held on June 15, 2020, the 2021 ASHM held on June 10, 2021, the 2023 ASHM held on June 14, 2023, the 2025 ASHM held on July 11, 2025 and at the 2026 ASHM held on June 16, 2026. As of June 30, 2026, a total of 1,264,665 awards have been approved by the Company’s shareholders for issuance under the 2018 Plan, as amended. There are also 339 awards remaining under prior plans. Following is a schedule of the stock awards approved to the 2018 Plan, as amended:

Shareholder Approval Event	2018 Plan (as adopted and amended)	Number of awards approved	Cumulative Awards Approved
2018 ASHM	2018 Plan Adoption	12,000	12,000
2019 ASHM	Amendment #1	5,333	17,333
2020 ASHM	Amendment #2	11,111	28,444
2021 ASHM	Amendment #3	34,222	62,666
2023 ASHM	Amendment #4	68,666	131,332
2025 ASHM	Amendment #5	133,333	264,665
2026 ASHM	Amendment #6	1,000,000	1,264,665

The Company has issued stock awards to employees and directors in the form of stock options, restricted stock and common stock. Stock options are generally granted with strike prices equal to the fair market value of a share of Imunon common stock on the date of grant. Incentive stock options may be granted to purchase shares of common stock at a price not less than 100% of the fair market value of the underlying shares on the date of grant, provided that the exercise price of any incentive stock option granted to an eligible employee owning more than 10% of the outstanding stock of Imunon must be at least 110% of such fair market value on the date of grant. Only officers and key employees may receive incentive stock options.

Stock option and restricted stock awards vest upon terms determined by the Compensation Committee of the Board of Directors and are subject to accelerated vesting in the event of a change of control or certain terminations of employment. The Company issues new shares to satisfy its obligations from the exercise of options or the grant of restricted stock awards.

Total compensation cost related to stock options and restricted stock awards was approximately $0.6 million and $0.3 million of expense for the six months ended June 30, 2026 and 2025, respectively. Of these amounts, approximately $0.2 million and $0.4 million for the six months ended June 30, 2026 were charged to research and development expenses and administrative expenses, respectively, compared to $0.1 million and $0.2 million for the same periods of 2025 charged to research and development expenses and administrative expenses, respectively.

During the six-month period ended June 30, 2026, the Company issued 203,785 shares of common stock to employees in payment for $350,498 of their remaining bonuses accrued for 2025. A summary of stock option awards and restricted stock grants for the six-months ended June 30, 2026 is presented below:

	Stock Options		Restricted Stock Awards		Weighted
					Average
				Weighted	Contractual
		Weighted	Non-vested	Average	Terms of
		Average	Restricted	Grant	Equity
	Options	Exercise	Stock	Date	Awards
	Outstanding	Price	Outstanding	Fair Value	(in years)
Equity awards outstanding at January 1, 2026	18,695	$15.68	-	$-

Equity awards granted	242,364	$3.95	-	$-

Equity awards terminated	(2,413)	$4.31	-	$-

Equity awards outstanding at June 30, 2026	258,646	$4.31	-	$-	9.7

Equity awards exercisable at June 30, 2026	131,951	$5.31			9.7

Aggregate intrinsic value of equity awards exercisable at June 30, 2026	$-

As of June 30, 2026, there were approximately 803,000 shares remaining for issuance under the 2018 Plan, as amended. As of June 30, 2026, there was a total of $0.3 million unrecognized compensation cost related to non-vested stock-based compensation arrangements. That cost is expected to be recognized over a period of 1.3 years. The weighted average grant date fair values of the stock options granted were $3.74 during the six-month period ended June 30, 2026.

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

Note 10. Warrants

Following is a summary of all warrant activity for the six-month period ended June 30, 2026:

Warrants	Number of Warrants Issued	Weighted Average Exercise Price

Warrants outstanding at December 31, 2025	4,513,475	$5.04

Pre-funded warrants exercised during the six months ended June 30, 2026	(636,114)	0.0001

Warrants outstanding at June 30, 2026	3,877,361	$5.04

Weighted average remaining contractual terms at June 30, 2026	3.7 years (a)

(a)	Remaining life excludes 973,000 prefunded warrants from the December 2025 Offering which do not have an expiration date.

Note 11. Leases

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

The following is a table of the lease payments and maturity of the Company’s operating lease liabilities as of June 30, 2026:

Remainder of 2026	$244,958
2027	498,086
2028	149,896
2029 and thereafter	-
Subtotal future lease payments	892,940
Less imputed interest	(81,750)
Total lease liabilities	$811,190

Weighted average remaining life	1.9 years
Weighted average discount rate	9.98%

For the six-month period ended June 30, 2026, operating lease expense was $241,830 and cash paid for operating leases included in operating cash flows was $243,863. For the six-month period ended June 30, 2025, operating lease expense was $283,813 and cash paid for operating leases included in operating cash flows was $283,083.

Note 12. Commitments and Contingencies

We are not currently a party to any material legal proceedings.

Note 13. Subsequent Events

The Company has evaluated its subsequent events from June 30, 2026 and through the date these condensed consolidated financial statements were issued, determining all subsequent events have been disclosed. Also, subsequent to June 30, 2026 and made effective as of June 2, 2026, the Company and the Investor amended the B Note to remove its limited redemption feature, and the Investor entered into an irrevocable waiver of the redemption right associated with the Series A Preferred Stock. These are recognized subsequent events that are reflected in the accompanying condensed consolidated financial statements. See Note 7 for further information.

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

Technology Platform

Imunon’s technology platform is optimized for the delivery of DNA and mRNA therapeutics via synthetic non-viral carriers and facilitates cell transfection for double-stranded DNA plasmids and large therapeutic RNA segments such as mRNA. There are two components to the system, a backbone with plasmid DNA or mRNA payload encoding therapeutic proteins, or pathogen antigens or tumor associated antigens or cancer neoantigens and a delivery system. The delivery system is designed to protect the DNA or mRNA from degradation and promote trafficking into cells and through intracellular compartments. We designed the delivery system by chemically modifying the low molecular weight polymer to improve its gene transfer activity without increasing toxicity. We believe that our non-viral DNA technology may be a viable alternative to current approaches to gene delivery due to several distinguishing characteristics, including enhanced molecular versatility that allows for complex modifications to potentially improve activity and safety.

The biocompatibility of these polymers reduces the risk of adverse immune response, thus allowing for repeated administration. Compared to naked DNA or cationic lipids, we believe that our delivery systems are generally more efficient, cost effective and have a more favorable safety profile. We believe that these advantages place Imunon in a position to capitalize on this technology platform.

THERAPLAS MODALITY:IMNN-001 DEVELOPMENT PROGRAM

Ovarian Cancer Overview

Ovarian cancer is one of the most lethal of gynecological malignancies among women with more than 60% of women dying within five years of diagnosis. This poor outcome is due in part to the lack of effective prevention and early detection strategies. There were approximately 20,000 new cases of ovarian cancer in the U.S. with an estimated 13,000 deaths. There are approximately 300.000 new cases of ovarian cancer world-wide. Mortality rates for ovarian cancer has declined very little in the last 40 years due to the lack of early detection tests and improved treatments. Most women with ovarian cancer are not diagnosed until Stages III or IV, when the disease has spread outside the pelvis to the abdomen and areas beyond, causing swelling and pain. With the five-year survival rates for Stages III and IV at 41% and 20%, respectively, there remains a major need for a therapy that not only reduces the recurrence rate but also meaningfully improves overall survival.

With an increased understanding of tumor genetics, practice has shifted to include targeted agents in ovarian cancer treatment. Ten to 15% of ovarian cancer cases nationwide are a result of germline or somatic BRCA mutations, and up to 40-50% of ovarian cancers have BRCA mutations, or other mutations which also inhibit DNA repair.

Poly (ADP-ribose) polymerase (“PARP”) enzymes are responsible for detecting and repairing single-stranded and double-stranded DNA breaks during cell replication. BRCA1/2 mutations hinder the homologous recombination repair pathway, and tumor cells utilize PARP enzymes to repair DNA. For this reason, these tumors are particularly sensitive to the mechanism of PARP inhibitors. PARP inhibitors have expanded maintenance options in ovarian cancer, but no new frontline maintenance treatment options which improve survival are available for women who are not eligible to receive PARP inhibitors.

Immunotherapy is an attractive, novel approach for the treatment of ovarian cancer particularly since ovarian cancers are considered potentially immunogenic tumors. Interleukin-12 (“IL-12”) is one of the most active cytokines for the induction of potent anti-cancer immunity acting through the induction of T-lymphocyte and natural killer cell proliferation. The precedence for a therapeutic role of IL-12 in ovarian cancer is based on epidemiologic and clinical and preclinical data.

IMNN-001 Immunotherapy

IMNN-001 is a DNA-based immunotherapeutic drug candidate for the localized treatment of ovarian cancer by intraperitoneally administering an IL-12 plasmid formulated with our proprietary TheraPlas delivery system. In this DNA-based approach, the immunotherapy is combined with a standard chemotherapy drug, which can potentially achieve better clinical outcomes than with chemotherapy alone. We believe that increases in IL-12 concentrations at tumor sites for several days after a single administration, and our demonstrated ability to safely deliver repeated doses could create a potent anti-tumor immune environment that is synergistic with concomitant use of cytotoxic chemotherapy, resulting in a more robust and durable antitumor response than chemotherapy alone. We believe the rationale for local therapy with IMNN-001 is based on the following:

●	Loco-regional production of the potent cytokine IL-12 avoids toxicities and poor pharmacokinetics associated with systemic delivery of recombinant IL-12;

●	Persistent local delivery of IL-12 lasts up to one week and dosing can be safely repeated weekly; and

●	Local therapy is ideal for long-term therapy.

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

On July 29, 2021, the Company announced final PFS results from the OVATION 1 Study published in the Journal of Clinical Cancer Research. Median PFS in patients treated per protocol (n=14) was 21 months and was 18.4 months for the ITT population (n=18) for all dose cohorts, including three patients who dropped out of the study after 13 days or less, and two patients who did not receive full NACT and IMNN-001 cycles. Under the current standard of care, in women with Stage III/IV ovarian cancer undergoing NACT, their disease progresses within about 12 months on average. The results from the OVATION 1 Study supported continued evaluation of IMNN-001 based on promising tumor response, as reported in the PFS data, and the ability for surgeons to completely remove visible tumors at the time of interval debulking surgery. IMNN-001 was well tolerated, and no dose-limiting toxicities were detected in the OVATION 1 Study. Intraperitoneal administration of IMNN-001 was feasible with broad patient and physician acceptance.

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

Subgroup analyses showed patients treated with a PARP inhibitor (“PARPi”) as maintenance therapy had longer PFS and OS if they were also treated with IMNN-001 compared with patients treated with NACT only. The PARPi subgroup was not specified prior to the trial because they were approved after the OVATION 2 Study was initiated. However this subgroup, and others, were pre-specified prior to Database lock and formal analysis.

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

R&D Day Featured Speakers and Program Highlights:

●	Premal H. Thaker, M.D., Washington University School of Medicine, discussed the significant continuing unmet needs in ovarian cancer, a devastating disease where patient outcomes and frontline standard of care treatment have not changed for about 30 years, and the promise IMNN-001 brings to these patients and clinicians. She highlighted the data from the Phase 2 OVATION 2 clinical trial, with results including:

◌	Broad impact observed with IMNN-001 treatment on important cancer-fighting cytokines, effectively turning the tumor microenvironment from “cold” to “hot” by activating both innate and adaptive immune systems, renewing the elusive promise of an immunotherapy for ovarian cancer.

◌	Data reinforcing the highly favorable benefit-risk and safety profile of IMMN 001.

◌	The median 13-month overall survival (OS) benefit observed with IMNN-001 plus standard of care (SoC) chemotherapy, an increase that is considered clinically meaningful compared to SoC alone.

●	Amir Jazaeri, M.D., University of Texas MD Anderson Cancer Center, discussed safety, tolerability and translational insights from the Phase 2 MRD study of IMNN-001, including:

◌	Rationale for the trial and the importance of frontline therapy as the best opportunity to achieve a cure for ovarian cancer.

◌	New translational data that clearly showed IMNN-001 preferentially being taken up by macrophages within the peritoneal fluid and tumor tissue, which then induces a robust response and tumor microenvironment remodeling.

◌	New data further supporting the highly favorable benefit-risk and tolerability profile of IMNN-001.

◌	The positive tolerability profile of IMNN-001, including in combination with SoC chemotherapy plus bevacizumab and in the maintenance setting.

●	Giorgio Paulon, Ph.D., Berry Consultants, LLC, reviewed the Phase 2 and ongoing Phase 3 trial designs and the strength of evidence for IMNN-001 from a statistical perspective. He highlighted the well-precedented nature of the Phase 3 design with the FDA, which leverages an innovative, adaptive, event-driven approach aligned with prior successful oncology trials that resulted in full approval by FDA based on interim analyses of overall survival.

●	Douglas V. Faller, M.D., Ph.D., Imunon’s Chief Medical Officer, presented new data further demonstrating that IMNN-001 shifted the balance in favor of immune stimulation, remodeling the tumor microenvironment in favor of anti-tumor responses, which is established to be associated with better prognosis. He shared the rapid progress to-date on the Phase 3 trial of IMNN-001, including expansion to additional sites and enrollment exceeding the Company’s expectations, strong levels of support and interest from investigators and the scientific community, and key clinical and other milestones for the company moving forward.

On March 25, 2026, the Company announced final data from the completed Phase 2 OVATION 2 clinical trial evaluating IMNN-001 in combination with standard of care (SoC) neoadjuvant and adjuvant chemotherapy. Imunon initially reported a median 11.1 month increase in overall survival (40.5 vs. 29.4 months) in the IMNN-001 treatment arm compared to SoC chemotherapy alone. Following the final data assessment, the Company reported a median 14.7 month increase in overall survival (45.1 vs. 30.4 months) in women in the IMNN-001 treatment arm compared to SoC alone, demonstrating continuous improvement in overall survival (3.6 delta) with increasing follow-up time. In addition, the final IMNN-001 data showed that women treated with IMNN-001 and SoC chemotherapy plus poly ADP-ribose polymerase (PARP) inhibitors as part of maintenance therapy achieved a median increase in overall survival of 24.2 months (65.6 vs. 41.4 months) compared to SoC chemotherapy alone.

Importantly, with these final efficacy results, IMNN-001 continued to show a highly favorable safety and tolerability profile across all clinical trials, further reinforcing the potential of this IL-12 immunotherapy to represent an important advance in the treatment of ovarian cancer.

OVATION 3 Study. The Phase 3 OVATION 3 trial will assess the safety and efficacy of IMNN-001 (100 mg/m2 administered intraperitoneally weekly) plus neoadjuvant and adjuvant chemotherapy (NACT) of paclitaxel and carboplatin compared to standard of care (SoC) NACT alone. Study participants are being randomized 1:1 and include women with newly diagnosed advanced ovarian cancer (stage 3 or 4) who are eligible for neoadjuvant therapy, the intent-to-treat (ITT) population. Participants who are HRD positive will receive poly (ADP-ribose) polymerase (PARP) inhibitors as part of standard maintenance therapy. The primary endpoint of the study is overall survival (OS), and secondary endpoints are surgical response score, chemotherapy response score, clinical response and time to second-line treatment. The study will also assess several exploratory endpoints.

In March 2025, the Company announced that the FDA is aligned with the protocol for the Phase 3 OVATION 3 pivotal trial of its lead candidate IMNN-001 in development for the treatment of women with newly diagnosed advanced ovarian cancer. The Company is currently enrolling patients at four trial sites with additional sites being considered for activation.

As of June 30, 2026, seven sites are open to recruitment, and enrollment in the ITT population remains on track to complete enrollment by the first half of 2029. As reported on July 30, 2026 since initiating the trial, the Company has observed rapid site activation and an enrollment rate that is exceeding its forecast. The currently observed study-level enrollment rate of approximately meaningfully exceeds the assumed rate of 0.3 patients per site per month used in the trial plan. Additional sites will open on pace with projection.

On June 23, 2026, the independent Data Monitoring Committee (iDMC) has recommended continuation of the pivotal Phase 3 OVATION 3 clinical trial. IMNN-001 has continued to demonstrate a highly favorable safety and tolerability profile, with no observed episodes of cytokine release syndrome, systemic toxicities or serious immune-related adverse events that have historically blocked the use of IL-12 to effectively treat cancer patients. Safety profiles have been comparable between the two arms of the study (IMNN-001 plus neoadjuvant and adjuvant chemotherapy {N/ACT} versus N/ACT alone), consistent with observations from the Company’s ongoing Phase 2 Minimal Residual Disease (MRD) study (see below). The iDMC has recommended continuation of the OVATION 3 clinical trial without modification, representing another important validation of the efficacy and safety data previously reported and brings new levels of momentum to the Company’s efforts to advance this trial as rapidly as possible.

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

This Phase I/II study, titled “Targeting Ovarian Cancer Minimal Residual Disease (MRD) Using Immune and DNA Repair Directed Therapies,” is expected to enroll 30 patients with Stage III/IV advanced ovarian cancer and is being led by principal investigator Amir Jazaeri, M.D., Vice Chair for Clinical Research and Director of the Gynecologic Cancer Immunotherapy Program in the Department of Gynecologic Oncology and Reproductive Medicine at MD Anderson. Dana-Farber Cancer Institute, The Sidney Kimmel Comprehensive Cancer Center at Johns Hopkins and Memorial Sloan Kettering Cancer Center will also be participating in the trial. In addition, The Koch Institute for Integrative Cancer Research at the Massachusetts Institute of Technology (MIT) will provide artificial intelligence services including biomarker and genomic analysis.

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

On July 21, 2026, the Company announced new positive preliminary data from its ongoing Phase 2 MRD clinical trial. Nine patients in each of the control and experimental arms (total target accrual of 30 patients, 15 in each arm) have reached second-look laparoscopy (SLL), the study’s primary assessment point for surgical MRD. Compared to control, preliminary results show a deeper antitumor response, as demonstrated by a lower MRD-positive rate, in patients treated with IMNN-001 (44% vs. 67%), a higher rate of circulating tumor DNA (ctDNA) clearance (87.5% vs. 62.5%), and a numerically higher rate of patients achieving no evidence of disease (NED) following frontline therapy (100% vs. 56%).

A review of the MRD study accomplishments was conducted in the third quarter of 2025, and it was determined that study goals contributing to the IMNN-001 development plan and Break Through Cancer study objectives can be accomplished in a trial of 30 patients. A decision was made in November 2025 to complete enrollment of the trial once the ITT population has reached 30 patients.

As of June 30, 2026, the ITT population was twenty-four (24) patients randomized and treated in the study at the University of Texas MD Anderson Cancer Center and Memorial Sloan Kettering Cancer Center. The Stephenson Cancer Center at University of Oklahoma has been added as an additional clinical site for this study and is open to recruitment.

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

Imunon’s vaccine approach is designed to optimize the quality of the immune response dictating the efficiency of pathogen clearance and patient recovery. Imunon has taken a multivalent approach in an effort to generate an even more robust immune response that not only results in a strong neutralizing antibody response, but also a more robust and durable T-cell response. Delivered with Imunon’s synthetic polymeric system, the proprietary DNA plasmid is protected from degradation, and its cellular uptake is facilitated.

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

As of June 30, 2026, the Company had $6.9 million in cash and cash equivalents to fund its operations. The Company’s primary sources of cash have been proceeds from the issuance and sale of its common stock, including via its at-the-market (“ATM”) program and other funding transactions including preferred stock and debt financings. There can be no assurance that the Company will be able to do so in the future on a timely basis on terms acceptable to the Company, or at all. The Company has not yet commercialized any of its product candidates. Even if the Company commercializes one or more of its product candidates, it may not become profitable in the near term. The Company’s ability to achieve profitability depends on several factors, including its ability to obtain regulatory approval for its product candidates, successfully complete any post-approval regulatory obligations and successfully commercialize its product candidates alone or in partnership.

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

Management’s plan includes raising funds from outside investors through the issuance and sale of its common stock, including the use of its at-the-market (“ATM”) program and other potential funding transactions. However, as mentioned above, there can be no assurance such funding will be available to the Company or that it will be obtained on terms favorable to the Company or will provide the Company with sufficient funds to meet its objectives. The Company’s financial statements do not include any adjustments relating to the recoverability and classification of assets, carrying amounts or the amount and classification of liabilities that may be required should the Company be unable to continue as a going concern.

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

Financing Overview

Equity, Debt and Other Forms of Financing

During 2025 and for the six months ended June 30, 2026, we issued a total of 3.5 million shares of common stock for approximately $15.9 million in gross proceeds. Subsequent to June 30, 2026 and through the date of this Quarterly Report on Form 10-Q, we issued another 162,804 shares of common stock under the at-the-market (“ATM”) program for net proceeds of $298,494.

On May 15, 2024, the Company filed with the SEC a shelf registration statement on Form S-3 (the “2024 Registration Statement”) for the offer and sale of up to $75 million of its securities. The 2024 Registration Statement was declared effective on May 22, 2024. The 2024 Registration Statement is intended to provide the Company with flexibility to raise capital in the future for general corporate purposes. As noted in the prospectus supplement that the Company filed on July 22, 2025, the aggregate market value of our outstanding Common Stock held by non-affiliates was approximately $79,075,969, based on 2,121,895 shares of Common Stock outstanding as of July 22, 2025, of which 2,100,291 shares were held by non-affiliates, and a price of $37.65 per share, which was the last reported sale price of our Common Stock on The Nasdaq Stock Market LLC (“Nasdaq”) on June 2, 2025. As a result, our public float increased above $75 million, and we were no longer subject to the limitations contained in General Instruction I.B.6 of Form S-3. Upon the filing of Form 10-K on March 31, 2026, the Company’s public float was less than $75 million, and as a result, the Company is currently subject to the limitations contained in General Instruction I.B.6 of Form S-3.

Preferred Stock and Notes Payable

On June 2, 2026, the Company entered into a Securities Purchase Agreement (the “June 2026 Securities Purchase Agreement”) with Streeterville Capital, LLC (the “Investor”), providing for the issuance and sale by the Company, and the purchase by the Investor, of (i) 250 shares (the “Preferred Shares”) of the Company’s Series A Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”), at an issued value of $10,000 per share and a stated value of $12,000 per share, for aggregate gross proceeds of $2,500,000; (ii) a Secured Promissory Note A-1 in an original principal amount of $2,720,000 (the “A-1 Note”); and (iii) a Secured Promissory Note B in an original principal amount of $5,000,000 (the “B Note” and together with the A-1 Note, the “Notes”). The transactions contemplated by the Securities Purchase Agreement (collectively, the “Transaction”) closed on June 3, 2026 (the “Closing Date”). At closing, the Company received $10,000,000 from the Investor, $5,000,000 of which was deposited into a bank account owned by a wholly owned subsidiary of the Company as cash collateral for the Notes (the “Cash Collateral Account”). The $5,000,000 amount is classified as restricted cash on the balance sheet. The obligations under the Notes are secured by substantially all of the assets of the Company, other than its intellectual property assets, and are guaranteed by certain of the Company’s subsidiaries. The Company intends to utilize the $5,000,000 of proceeds from the closing of the Transaction, along with any proceeds later released from the Cash Collateral Account, for general corporate purposes, including research and development activities, capital expenditures and working capital. The Company agreed to pay the placement agents for financing a fee of 7.0% of the gross proceeds received by the Company in connection with the Transaction.

If the aggregate outstanding balance of the A-1 Note or the aggregate number of outstanding Preferred Shares is reduced by $2,000,000 (or, if less than $2,000,000, the entire remaining outstanding balance of the A-1 Note), the Company will have the right to exchange up to $1,000,000, plus interest (or, if less than $1,000,000, the entire remaining amount of the B Note, or such other amount as the parties mutually agree), of the B Note for a new secured note in the same form and having the same terms as the A-1 Note (each, a “Note Exchange”). Upon the completion of each Note Exchange, an amount of cash equal to the amount of the B Note exchanged in such Note Exchange will be released from the Cash Collateral Account to the Company. The A-1 Note will bear interest at 8% per annum and will mature 18 months following the Closing Date.

The B Note will bear interest at 5% per annum and will mature 18 months following the Closing Date. The Notes can be prepaid by the Company in whole or in part at any time, subject to a 10% prepayment premium on any principal amounts prepaid. Beginning six months after the Closing Date, the Investor may redeem up to $250,000 of the principal amount of the A-1 Note each calendar month. In addition, on any trading day when the Company’s common stock trades at a price that is at least 15% greater than the “Minimum Price” as defined under Nasdaq Stock Market LLC Rule 5635(d), the Investor may redeem an additional principal amount of the Notes equal to 5% of the trading volume of the Company’s common stock on such trading day. The Company will be subject to customary covenants while the Notes remain outstanding. The Notes also contain customary events of default, the occurrence of which would permit the Investor to accelerate the obligations under the Notes and exercise remedies against any collateral (including amounts on deposit in the Cash Collateral Account) or guarantees in respect of the Notes. In addition, following the occurrence of an event of default, the interest rate of each Note would increase to the lesser of 15% per year or the maximum rate permitted by applicable law.

Broker fees totaling $350,000 were allocated between the preferred stock and Note A based on their values. Issuance costs, which primarily include legal fees totaling $292,310, were allocated between the preferred stock and Note A and Note B based on the face value of each financial instrument and will be amortized over the life of the instruments. The original issuance discount associated with Note A was recorded as a contra-liability to be amortized over the life of the note. The Company concluded the preferred stock was permanent equity and is included in Stockholder’s Equity for as of June 30, 2026.

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

FINANCIAL REVIEW FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

Results of Operations

Our net loss was $2.8 million and $7.1 million for the three-months and six-months ended June 30, 2026, respectively, compared to a net loss of $2.7 million and $6.8 million, respectively for the same periods of 2025.

With $6.9 million in cash and cash equivalents at June 30, 2026, such conditions raise substantial doubts about the Company’s ability to continue as a going concern. Based on the above, management has determined there is substantial doubt regarding our ability to continue a going concern.

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

	For the three months ended June 30,
	(In thousands)		Change Increase (Decrease)
	2026	2025
Operating Expenses:
Clinical Research
OVATION Trials (Phase 2 & 3)	$174	$133	$41	30.8%
MRD Study	63	35	28	80.0%
PlaCCine Vaccine Phase 1 Trial	-	25	(25)	(100.0)%
Other Clinical and Regulatory	338	328	10	3.0%
Subtotal	575	521	54	10.4%
Non-Clinical R&D and CMC
Manufacturing & Clinical Supply costs	890	706	184	26.1%
Subtotal	890	706	184	26.1%

Research and development expenses	1,465	1,227	238	19.4%
General and administrative expenses	1,327	1,541	(214)	(13.9)%
Total operating expenses	2,792	2,768	24	0.9%

Loss from operations	$(2,792)	$(2,768)	$24	(0.9)%

Research and Development Expenses

Research and development (“R&D”) expenses were $1.5 million in the second quarter of 2026 compared to $1.2 million in the same period of 2025. Clinical costs associated with the OVATION studies were $0.2 million in the second quarter of 2026 compared to $0.1 million for the same period of 2025. During 2025, the Company initiated enrollment in the OVATION 3 Study and closed out the OVATION 2 study. In connection with the closeout of the OVATION 2 study, approximately $0.6 million of expenses previously accrued by the Company had been written down. Other clinical and regulatory costs remained relatively unchanged at $0.3 million in each of the second quarters of 2026 and 2025. Manufacturing and clinical supply costs associated with the development and testing of IMNN-001 to support the OVATION and MRD programs were $0.9 million in the second quarter of 2026 compared to $0.7 million in same period of 2025, and the major contribution to this increase relates to the advancement of OVATION-3.

General and Administrative Expenses

General and administrative expenses decreased to $1.3 million in the second quarter of 2026 compared to $1.5 million in the same period of 2025. This decrease is related to a decrease in outside professional fees during the second quarter of 2026.

Other income/expense is insignificant for each of the second quarters of 2026 and 2025.

	For the six months ended June 30,
	(In thousands)		Change Increase (Decrease)
	2026	2025
Operating Expenses:
Clinical Research
OVATION Trials (Phase 2 & 3)	$347	$309	$38	12.3%
MRD Study	96	73	23	31.5%
PlaCCine Vaccine Phase 1 Trial	-	83	(83)	(100.0)%
Other Clinical and Regulatory	929	901	28	3.1%
Subtotal	1,372	1,366	6	0.4%
Non-Clinical R&D and CMC
Manufacturing & Clinical Supply	2,430	2,026	404	19.9%
Subtotal	2,430	2,026	404	19.9%

Research and development expenses	3,802	3,392	410	12.1%
General and administrative expenses	3,296	3,521	(225)	(6.4)%
Total operating expenses	7,098	6,913	185	2.7%

Loss from operations	$(7,098)	$(6,913)	$(185)	(2.7)%

Research and Development Expenses

Research and development (“R&D”) expenses were $3.8 million in the first half of 2026 compared to $3.4 million in the same period of 2025. Clinical costs associated with the OVATION studies were $0.3 million in each of the first halves of 2026 and 2025. During 2025, the Company initiated enrollment in the OVATION 3 Study and closed out the OVATION 2 study. In connection with the closeout of the OVATION 2 study, approximately $0.6 million of expenses previously accrued by the Company had been written down. Other clinical and regulatory costs remained relatively unchanged at $0.9 million in each of the first halves of 2026 and 2025. Manufacturing and clinical supply costs associated with the development and testing of IMNN-001 to support the OVATION and MRD programs were $2.4 million in the first half of 2026 compared to $2.0 million in same period of 2025. The increase in 2026 includes severance costs.

General and Administrative Expenses

General and administrative expenses decreased to $3.3 million in the first half of 2026 compared to $3.5 million in the same period of 2025.

Other income/expense was insignificant in each of the first halves of 2026 and 2025.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have incurred significant losses and negative cash flows from operations. We have financed our operations primarily through the net proceeds from the sales of equity, credit facilities and amounts received under product licensing agreements. The process of developing IMNN-001 and other drug candidates and technologies requires significant research and development work and clinical trial studies, as well as significant manufacturing and process development efforts. We expect these activities, together with our general and administrative expenses, to result in significant operating losses for the foreseeable future. Our expenses have significantly and regularly exceeded our income, and we had an accumulated deficit of $428 million at June 30, 2026.

At June 30, 2026, we had total current assets of $8.7 million and current liabilities of $4.8 million, resulting in net working capital of $3.9 million. At June 30, 2026, we had cash and cash equivalents of $6.9 million and $5.0 million in restricted cash. At December 31, 2025, we had total current assets of $10.7 million and current liabilities of $4.6 million, resulting in net working capital of $6.1 million. We have substantial future capital requirements to continue our research and development activities and advance our drug candidates through various development stages. The Company believes these expenditures are essential for the commercialization of its technologies.

Net cash used in operating activities for the first six months of 2026 was $7.0 million. Net cash associated with investing activities was insignificant during the first six months of 2026.

The Company will continue to seek additional capital through additional public or private equity offerings, debt financing, additional strategic alliance and licensing arrangements, collaborative arrangements, or some combination of these financing alternatives. If we raise additional funds through the issuance of equity securities, the percentage ownership of our stockholders could be significantly diluted, and the newly issued equity securities may have rights, preferences, or privileges senior to those of the holders of our common stock. If we raise funds through the issuance of debt securities, those securities may have rights, preferences, and privileges senior to those of our common stock. If we seek strategic alliances, licenses, or other alternative arrangements, such as arrangements with collaborative partners or others, we may need to relinquish rights to certain of our existing or future technologies, drug candidates, or products we would otherwise seek to develop or commercialize on our own, or to license the rights to our technologies, drug candidates, or products on terms that are not favorable to us. The overall status of the economic climate could also result in the terms of any equity offering, debt financing, or alliance, license, or other arrangement being even less favorable to us and our stockholders than if the overall economic climate were stronger. We also will continue to look for government sponsored research collaborations and grants to help offset future anticipated losses from operations and, to a lesser extent, interest income.

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

Item 4. CONTROLS AND PROCEDURES

We have carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our principal executive officer and principal financial officer have concluded that, as of June 30, 2026, which is the end of the period covered by this report, our disclosure controls and procedures are effective at the reasonable assurance level in alerting them in a timely manner to material information required to be included in our periodic reports with the SEC.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended June 30, 2026, the Company issued an aggregate of 49,135 shares of common stock to certain employees and directors pursuant to compensatory arrangements in reliance upon the exemption from registration provided by Rule 701 under the Securities Act. No underwriting discounts or commissions were paid in connection with these issuances.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During 2026 through June 30, 2026, no directors or executive officers entered into, modified or terminated, contracts, instructions or written plans for the sale or purchase of the Company’s securities that were intended to satisfy the affirmative defense conditions of Rule 10b5-1.

Item 6. Exhibits.

3.1	Certificate of Designation of Preferences and Rights of Series A Preferred Stock, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of the Company filed on June 4, 2026.

10.1***	Securities Purchase Agreement dated June 2, 2026, by and between the Company and Streeterville Capital, LLC, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on June 4, 2026.

10.2	Secured Promissory Note A-1 dated June 2, 2026, made by the Company in favor of Streeterville Capital, LLC, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of the Company filed on June 4, 2026.

10.3	Secured Promissory Note B dated June 2, 2026, made by the Company in favor of Streeterville Capital, LLC, incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of the Company filed on June 4, 2026.

10.4++	IMUNON, Inc. 2018 Stock Incentive Plan, as amended as of June 16, 2026, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on June 16, 2026

10.5++	Master Services Agreement, dated June 24, 2026, by and between Imunon, Inc. and Danforth Health, Inc., incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on June 30, 2026

31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Consolidated Balance Sheets, (ii) the unaudited Consolidated Statements of Operations, (iii) the unaudited Consolidated Statements of Comprehensive Loss, (iv) the unaudited Consolidated Statements of Cash Flows, (v) the unaudited Consolidated Statements of Change in Stockholders’ Equity (Deficit), and (vi) Notes to Consolidated Financial Statements.

+	Filed herewith.

++	Management contract or compensatory plan or arrangement.

*	Exhibit 32.1 is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Securities Exchange Act, except as otherwise stated in such filing.

**	XBRL information is filed herewith.

***	Certain schedules and exhibits to this Exhibit have been omitted. The Company agrees to furnish a copy of the omitted schedules and exhibits to the Securities and Exchange Commission on a supplemental basis upon its request.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 11, 2026	IMUNON, INC.

Registrant

	By:	/s/ Stacy R. Lindborg Ph.D.
Stacy R. Lindborg, Ph.D.
Chief Executive Officer

By:	/s/ Josh Blacher
Josh Blacher
Interim Chief Financial Officer

