Form 10-Q
period 2026-09-30
Imunon, Inc.
filed 2026-11-12
CIK 749647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 12, 2026, the Registrant had 6,487,286 shares of common stock, $0.01 par value per share, outstanding.

IMUNON, INC.

QUARTERLY REPORT ON

FORM 10-Q

Cautionary Note Regarding Forward-Looking Statements

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact are “forward-looking statements” for purposes of this Quarterly Report on Form 10-Q, including, without limitation, any projections of earnings, revenue or other financial items, any statements of the plans and objectives of management for future operations (including, but not limited to, pre-clinical development, clinical trials, manufacturing and commercialization), clinical trials, supply chain, strategy, goals and anticipated timelines, any statements concerning proposed drug candidates, potential therapeutic benefits, or other new products or services, any statements regarding future economic conditions or performance, any changes in the course of research and development activities and in clinical trials, any possible changes in cost and timing of development and testing, capital structure, financial condition, working capital needs and other financial items, and any statements of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified using terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential” or “continue,” or the negative thereof or other comparable terminology. Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our industry, business, and operations, we cannot guarantee that actual results will not differ materially from our expectations.

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

PART I: FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

IMUNON, INC.

CONDENSED CONSOLIDATED

BALANCE SHEETS

	September 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,039,298	$8,781,059
Advances and deposits on clinical programs and other current assets	1,798,851	1,942,685
Total current assets	5,838,149	10,723,744

Property and equipment (at cost, less accumulated depreciation and amortization)	393,696	529,936

Other assets:
Restricted cash	5,039,468	-
Operating lease right-of-use assets, net	687,365	984,436
Deposits and other assets	50,000	50,000
Total other assets	5,776,833	1,034,436

Total assets	$12,008,678	$12,288,116

See accompanying notes to the unaudited condensed consolidated financial statements.

IMUNON, INC.

CONDENSED CONSOLIDATED

BALANCE SHEETS

(Continued)

	September 30, 2026	December 31, 2025
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable - trade	$1,276,747	$1,392,829
Other accrued liabilities	1,137,346	2,824,646
Note payable - Note A-1 - current portion	1,344,728	-
Operating lease liability - current portion	444,982	406,354
Derivative liability associated with redemption feature of Note A-1	34,809	-
Total current liabilities	4,238,612	4,623,829

Note payable - Note B	4,884,625	-
Operating lease liability - non-current portion	263,115	602,411
Total liabilities	9,386,352	5,226,240

Commitments and contingencies	-	-

Stockholders’ equity:

Series A Preferred stock - $0.01 par value (100,000 shares authorized; 250 shares issued and outstanding at September 30, 2026, and no shares issued or outstanding at December 31, 2025)	3	-
Series A Additional paid-in capital - preferred stock	2,251,918	-
Series B Preferred stock - $0.01 par value (200 shares authorized; 120 shares issued and outstanding at September 30, 2026, and no shares issued or outstanding at December 31, 2025)	1	-
Series B Additional paid-in capital - preferred stock	1,131,657
Common stock - $0.01 par value (350,000,000 shares authorized; 6,210,958 and 3,419,652 shares issued at September 30, 2026 and December 31, 2025, respectively; and 6,210,956 and 3,419,650 shares outstanding at September 30, 2026 and December 31, 2025, respectively)	62,110	34,197
Additional paid-in capital	431,373,320	428,410,939
Accumulated deficit	(432,111,495)	(421,298,072)
Total stockholders’ equity before treasury stock	2,707,514	7,147,064

Treasury stock, at cost (2 shares at September 30, 2026 and December 31, 2025)	(85,188)	(85,188)
Total stockholders’ equity	2,622,326	7,061,876

Total liabilities and stockholders’ equity	$12,008,678	$12,288,116

See accompanying notes to the unaudited condensed consolidated financial statements.

IMUNON, INC.

CONDENSED CONSOLIDATED

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025

Operating expenses:
Research and development	$1,792,524	$1,899,251	$5,594,487	$5,291,297
General and administrative	1,655,177	1,576,577	4,951,312	5,097,694
Total operating expenses	3,447,701	3,475,828	10,545,799	10,388,991

Loss from operations	(3,447,701)	(3,475,828)	(10,545,799)	(10,388,991)

Other income (expense):
Investment income, net	83,511	46,704	173,559	116,813
Interest expense	(264,133)	-	(341,406)	-
Loss on extinguishment of Note A-1	(167,643)	-	(167,643)	-
Change in fair value of derivative liability	45,679	-	67,866	-
Total other (expense) income, net	(302,586)	46,704	(267,624)	116,813

Net loss	$(3,750,287)	$(3,429,124)	$(10,813,423)	$(10,272,178)

Deemed Dividend - Series A Preferred Stock	(62,331)	-	(80,383)	-
Deemed Dividend - Series B Preferred Stock	(800)	-	(800)	-

Net loss available to common shareholders	$(3,813,418)	$(3,429,124)	$(10,894,606)	$(10,272,178)

Net loss per common share available to common shareholders
Basic and diluted	$(0.64)	$(1.16)	$(2.01)	$(5.53)

Weighted average shares outstanding
Basic and diluted	5,947,263	2,943,655	5,408,092	1,855,922

See accompanying notes to the unaudited condensed consolidated financial statements.

IMUNON, INC.

CONDENSED CONSOLIDATED

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:

Net loss	$(10,813,423)	$(10,272,178)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	207,112	216,830
Amortization of right-of-use assets	297,071	312,805
Stock-based compensation	732,238	115,895
Common stock issued in exchange for compensation and services	965,123	99,040
Loss on Extinguishment of Note A-1	167,643	-
Change in fair value of derivative liability	(67,866)	-
Paid in kind interest accretion – Note A-1	70,166	-
Amortization of Note A-1 and Note B discount and issuance costs	188,451	-
Net changes in:
Advances, deposits, and other current assets	143,834	129,436
Accounts payable and accrued liabilities	(2,104,050)	(841,351)
Net cash used in operating activities	(10,213,701)	(10,239,523)

Cash flows from investing activities:
Purchases of property and equipment	(70,872)	(276,983)
Net cash used in investing activities	(70,872)	(276,983)

Cash flows from financing activities:
Proceeds from sale of common stock, net of issuance costs	1,292,932	6,437,251
Proceeds from sale of preferred stock, net of issuance costs*	2,183,579	-
Proceeds from issuance of notes payable, net of issuance costs	7,105,769	-
Issuance costs for stock dividend	-	(10,277)
Proceeds from issuance of common stock upon exercise of warrants	-	3,467,694
Net cash (used in) provided by financing activities	10,582,280	9,894,668

Net change in cash, cash equivalents and restricted cash	297,707	(621,838)
Cash, cash equivalents and restricted cash at beginning of period	8,781,059	5,872,767
Cash, cash equivalents and restricted cash at end of period	$9,078,766	$5,250,929

	For the Nine Months Ended September 30,
	2026	2025
Supplemental disclosures of cash flow information:

Non-cash investing and financing activities:
Exchange of Note A-1 payable with Series B preferred stock*	$1,200,000	$-
Recognition of operating lease right-of-use asset and liability	-	274,295

*	Includes issuance cost of $68,342 incurred in cash for series B preferred stock issued in exchange of Note A-1 payable presented as part of cash from financing activities.

See accompanying notes to the unaudited condensed consolidated financial statements.

IMUNON, INC.

CONDENSED CONSOLIDATED

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

	Series A Preferred Stock Outstanding			Series B Preferred Stock Outstanding			Common Stock Outstanding			Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Accumulated Deficit	Total Stockholders’ Equity

Balance at July 1, 2026 (unaudited)	250	$3	$2,251,918	-	$-	$-	4,665,660	$46,657	$430,336,605	2	$(85,188)	$(428,361,208)	$4,188,787

Net loss	-	-	-	-	-	-	-	-	-	-	-	(3,750,287)	(3,750,287)
Issuance of preferred stock, net of costs and discount	-	-	-	120	1	1,131,657	-	-	-	-	-	-	1,131,658
Sale of equity through equity financing facilities, net of costs	-	-	-	-	-	-	268,504	2,685	449,247	-	-	-	451,932
Issuance of common stock upon exercise of common stock warrants	-	-	-	-	-	-	973,000	9,730	(9,633)	-	-	-	97
Equity issued for payment of compensation and fees in lieu of cash	-	-	-	-	-	-	303,792	3,038	506,734	-	-	-	509,772
Stock-based compensation expense	-	-	-	-	-	-	-	-	90,367	-	-	-	90,367
Balance at September 30, 2026 (unaudited)	250	$3	$2,251,918	120	$1	$1,131,657	6,210,956	$62,110	$431,373,320	2	$(85,188)	$(432,111,495)	$2,622,326

	Common Stock Outstanding		Additional Paid-in	Treasury Stock		Accumulated	Total Stockholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance at July 1, 2025 (unaudited)	1,717,502	$17,175	$416,373,961	2	$(85,188)	$(413,646,098)	$2,659,850

Net loss	-	-	-	-	-	(3,429,124)	(3,429,124)
Effect of reverse stock split	70,448	704	-	-	-	-	704
Sale of equity through equity financing facilities, net of costs	543,265	5,433	3,467,387	-	-	-	3,472,820
Issuance of common stock upon exercise of common stock warrants	222,227	2,223	1,497,777	-	-	-	1,500,000
Stock dividend, net of offering costs	330,397	3,304	(13,581)	-	-	-	(10,277)
Shares issued to satisfy certain obligations	10,767	108	98,932	-	-	-	99,040
Issuance of common stock upon exercise of restricted options	1,667	16	-	-	-	-	16
Stock-based compensation expense	-	-	(211,305)	-	-	-	(211,305)
Balance at September 30, 2025 (unaudited)	2,896,273	$28,963	$421,213,171	2	$(85,188)	$(417,075,222)	$4,081,724

See accompanying notes to the unaudited condensed consolidated financial statements

IMUNON, INC.

CONDENSED CONSOLIDATED

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

	Series A Preferred Stock Outstanding			Series B Preferred Stock Outstanding			Common Stock Outstanding			Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Accumulated Deficit	Total Stockholders’ Equity
Balance at January 1, 2026	-	$-	$-	-	$-	$-	3,419,650	$34,197	$428,410,939	2	$(85,188)	$(421,298,072)	$7,061,876

Net loss	-	-	-	-	-	-	-	-	-	-	-	(10,813,423)	(10,813,423)
Issuance of preferred stock, net of costs and discount	250	3	2,251,918	120	1	1,131,657	-	-	-	-	-	-	3,383,579
Sale of equity through equity financing facilities, net of costs	-	-	-	-	-	-	625,480	6,255	1,288,381	-	-	-	1,294,636
Issuance of common stock upon exercise of common stock warrants	-	-	-	-	-	-	1,609,114	16,091	(17,794)	-	-	-	(1,703)
Equity issued for payment of compensation and fees in lieu of cash	-	-	-	-	-	-	556,712	5,567	959,556	-	-	-	965,123
Stock-based compensation expense	-	-	-	-	-	-	-	-	732,238	-	-	-	732,238
Balance at September 30, 2026 (unaudited)	250	$3	$2,251,918	120	$1	$1,131,657	6,210,956	$62,110	$431,373,320	2	$(85,188)	$(432,111,495)	$2,622,326

	Common Stock Outstanding		Additional Paid-in	Treasury Stock			Accumulated	Total Stockholders’
	Shares	Amount	Capital	Shares	Amount		Deficit	Equity

Balance at January 1, 2025	966,712	$9,667	$411,122,863	2	$(85,188)		$(406,803,044)	$4,244,298

Net loss	-	-	-	-	-		(10,272,178)	(10,272,178)
Effect of reverse stock split	70,448	704	-	-	-		-	704
Sale of equity through equity financing facilities, net of costs	1,032,752	10,328	6,426,219	-	-		-	6,436,547
Issuance of common stock upon exercise of common stock warrants	482,550	4,826	3,462,869	-	-		-	3,467,695
Stock dividend, net of offering costs	330,397	3,304	(13,581)	-	-		-	(10,277)
Shares issued to satisfy certain obligations	10,767	108	98,932	-	-		-	99,040
Issuance of common stock upon exercise of restricted options	2,647	26	-	-	-		-	26
Stock-based compensation expense	-	-	115,869	-	-		-	115,869
Balance at September 30, 2025 (unaudited)	2,896,273	$28,963	$421,213,171	2	$(85,188	)-	$(417,075,222)	$4,081,724

See accompanying notes to the unaudited condensed consolidated financial statements.

IMUNON, INC.

NOTES TO THE CONDENSED CONSOLIDATED

FINANCIAL STATEMENTS

(UNAUDITED)

SEPTEMBER 30, 2026

Note 1. Business Description

Imunon, Inc. (“Imunon,” the “Company,” “we,” “our,” or “us”) is a clinical-stage biotechnology company focused on developing its non-viral DNA technology to advance a portfolio of innovative treatments that harness the body’s natural mechanisms to generate safe, effective and durable responses across a broad array of human diseases, constituting a differentiating approach from conventional therapies. The lead modality, TheraPlas®, is developed for the gene-based delivery of cytokines and other therapeutic proteins in the treatment of solid tumors where an immunological approach is deemed promising.

The Company’s lead clinical program, IMNN-001, is a DNA-based immunotherapy for the localized treatment of advanced ovarian cancer that has completed multiple clinical trials, including one Phase 2 clinical trial (OVATION 2), and is currently being studied in a Phase 3 clinical trial (OVATION 3). IMNN-001 works by instructing the body to produce safe and durable levels of powerful cancer-fighting molecules, such as interleukin-12 and interferon gamma, at the tumor site.

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

In the opinion of management, all adjustments, consisting only of normal recurring accruals considered necessary for a fair presentation, have been included in the accompanying unaudited condensed consolidated financial statements. Operating results for the three months and nine months ended September 30, 2026, and 2025 are not necessarily indicative of the results that may be expected for any other interim period(s) or for any full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the Securities and Exchange Commission on March 31, 2026.

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

Significant Accounting Policies

Our significant accounting policies are more fully described in Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 31, 2026. See Note 3 to the Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

Restricted cash

Restricted cash is defined as cash held for a specific purpose and not available for immediate general business use. It is classified as a current or non-current asset based on the expected timing of release. All restricted cash is included in the unaudited condensed consolidated statement of cash flows as part of total cash and cash equivalents. Liquidity ratios exclude restricted cash to reflect actual liquidity. Restrictions are documented and reviewed quarterly. Restricted cash consists of funds held in escrow accounts and cash collateral required under certain loan agreements as more detailed in Note 7.

Classification of Preferred Stock

The Company applies the guidance of ASC Topic 480, Distinguishing Liabilities from Equity (“ASC 480”), when determining the classification and measurement of its preferred stock. Preferred stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. The Company classifies contingently redeemable preferred stock (if any), which includes preferred stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control, as temporary equity. At all other times, the Company classifies its preferred stock in stockholders’ equity.

Embedded Derivatives

The Company reviews the terms of convertible loan notes and other hybrid financing arrangements to determine whether there are embedded derivative instruments, including conversion options that are required to be bifurcated and accounted for separately either as a derivative financial instrument or an equity instrument. Derivatives are accounted for under ASC 815, Derivatives and Hedging. Derivative financial instruments are initially measured at fair value, and then re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations as a component of net income.

The discount from face value of the liability component remaining from allocating some or all of the proceeds of the hybrid instrument to the derivative, together with the stated rate of interest on the instrument, is amortized over the life of the instrument through periodic charges to consolidated statements of operations, using the effective interest method. Embedded derivatives that are bifurcated and recognized as liability instruments.

The Note A-1 contains a limited redemption feature to redeem Note A-1 principal on any trading day on which the Company’s common stock trades at or above 115% of the Nasdaq Minimum Price, in an amount up to 5% of the cumulative daily dollar trading volume in aggregate across the outstanding Notes. The Company determined that this feature is not clearly and closely related to the promissory notes host and meets the definition of a derivative. The feature has been bifurcated and is recorded as a derivative liability measured at fair value. (For further details, see “Note 7. Preferred Stock and Notes Payable”)

Debt Issuance Costs and Discount

Debt issuance costs include incremental and direct costs incurred in relation to debt, such as legal fees, accounting fees, and other direct costs of the financing. Amounts paid to the lender are a reduction in the proceeds received by the Company and are generally considered a component of issuance discount, unless it is paid to compensate the lender for the services rendered or as a reimbursement of direct costs incurred by them in relation to the debt, in which case it would be akin to a debt issuance cost.

Debt issuance costs related to a recognized promissory note liability are presented in the consolidated balance sheets as a direct deduction from the carrying amount of the debt liability rather than as an asset, consistent with the presentation of debt discounts, and are amortized to interest expense over the term of the related debt using the effective interest method.

Preferred Stock Issuance Costs

Preferred stock issuance costs consist of specific incremental costs directly attributable to the issuance of preferred stock. These include placement agent and broker fees, legal and accounting fees (including comfort letter fees), and other direct costs of the offering. In accordance with SEC Staff Accounting Bulletin (“SAB”) Topic 5.A, Expenses of Offering, these costs are charged against the gross proceeds of the offering. When preferred stock is issued together with other financial instruments in a single transaction, issuance costs are allocated among the instruments issued based on their relative values. The portion allocated to debt instruments is accounted for as described under “Debt Issuance Costs and Discount.”

Going Concern Uncertainty

Since inception, the Company has incurred substantial operating losses, principally from expenses associated with the Company’s research and development programs, clinical trials conducted in connection with the Company’s drug candidates, and applications and submissions to the FDA. The Company has not generated significant revenue and has incurred significant net losses in each year since inception. For the nine months ended September 30, 2026, the Company had a net loss of $10.8 million and used $10.2 million to fund operations. As of September 30, 2026, the Company incurred approximately $432.1 million of cumulative net losses and had $4.0 million in cash and cash equivalents to fund its operations.

The Company’s ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, financial markets in the U.S. and worldwide resulting from the tariffs announcement by the U.S. federal government, the Russian invasion of Ukraine and the unrest in the Middle East and in Europe. The Company continues to monitor its operating activities in light of these events, and it is possible that these events could result in a variety of risks to the business. The specific impact, if any, is not readily determinable as of the date of these unaudited condensed consolidated financial statements.

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

Management’s plan includes private or public equity and debt financings, collaborations, and/or partnerships, or other strategic transactions such as raising funds from investors through its ATM program and the proposed public offering filed on Form S-1, as further described in Note 13. The Company may not be able to obtain funding on acceptable terms, or at all. The terms of any financing may adversely affect the holdings or the rights of the Company’s stockholders. The Company’s ability to raise additional funds will depend, among other factors, on financial, economic and market conditions, many of which are outside of its control, and it may be unable to raise financing when needed, or on terms favorable to the Company. If the Company is unable to obtain sufficient capital to fund its operations it may be required to evaluate alternatives. The Company’s unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets, carrying amounts or the amount and classification of liabilities that may be required should the Company be unable to continue as a going concern.

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

In November 2024, the FASB issued ASU No. 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures: Disaggregation of Income Statement Expenses” (“ASU 2024-03”). ASU 2024-03 will require more detailed information about the types of expenses in commonly presented income statement captions such as “Cost of sales” and “Selling, general and administrative expenses”. The new guidance is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact, if any, this change will have on the Company’s disclosures.

In December 2025, the FASB issued ASU 2025-11, “Narrow Scope Improvements” (“ASU 2025-11”) which is intended to improve the navigability of the guidance in Interim Reporting (Topic 270) and clarify when it applies. Under the amendments, an entity is subject to ASC 270 if it provides “interim financial statements and notes in accordance with GAAP.” ASU 2025-11 also addresses the form and content of such financial statements, adds lists to ASC 270 of the interim disclosures required by all other codification topics, and establishes a principle under which an entity must “disclose events since the end of the last annual reporting period that have a material impact on the entity.” As the FASB stated in the proposed guidance and reiterates in 2025-11, the amendments are not intended to “change the fundamental nature of interim reporting or expand or reduce current interim disclosure requirements”. ASU 2025-11 is effective for interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company does not believe ASU 2025-11 will have a material effect on its unaudited condensed consolidated financial statements.

Other than the items noted above, there have been no new accounting pronouncements not yet effective or adopted in the current year that the Company believes have a material impact, or potential material impact, to its unaudited condensed consolidated financial statements.

Note 4. Net Loss per Common Share Available to Common Shareholders

Basic net loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Net loss available to common shareholders is net loss less the preferred return accumulated during the period on the Series A Preferred Stock and Series B Preferred Stock, whether or not declared, in accordance with ASC 260-10-45-11. See Note 7 for the terms of the Series A Preferred Stock and Series B Preferred Stock.

Diluted net loss per common share is computed by dividing net loss available to common shareholders by the weighted average number of shares of common stock outstanding during the period, plus the dilutive effect, if any, of potential common shares. Potential common shares consist of shares issuable upon the exercise of outstanding common stock warrants and stock options, determined using the treasury stock method. The Company reported a net loss available to common shareholders for all periods presented. Including potential common shares would therefore have been anti-dilutive, so diluted net loss per common share is the same as basic net loss per common share for all periods presented.

As more fully described in Note 8 of unaudited condensed consolidated financial statements, on December 31, 2025, the Company completed the sale of a security offering that included prefunded warrants to purchase up to 1,609,114 shares of the Company’s common stock for $0.01 per share of which none remained outstanding as of September 30, 2026. In accordance with ASC 260-10-45-13, these pre-funded warrants, sometimes referred to as penny stock warrants due to their low exercise price ($0.0001/share), are considered outstanding shares for purposes of calculating earnings per share for the three months and nine months ended September 30, 2026.

The Series A Preferred Stock and Series B Preferred Stock are not convertible into common stock and therefore do not represent potential common shares.

As more fully described in Note 8 of these unaudited condensed consolidated financial statements, the Company declared a 15% stock dividend that was distributed on August 21, 2025 to stockholders of record as of August 7, 2025. In accordance with ASC 260, basic and diluted earnings per share amounts and weighted-average shares outstanding have been restated for all periods in 2025 presented to reflect the effect of this stock dividend. The Company did not pay any dividends during the first nine months of 2026.

The following table sets forth the computation of basic and diluted net loss per common share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss available to common share available to common shareholders	$(3,813,418)	$(3,429,124)	$(10,894,606)	$(10,272,178)

Net loss per common share available to common shareholders
Basic and diluted	$(0.64)	$(1.16)	$(2.01)	$(5.53)

Weighted average shares outstanding
Basic and diluted	5,947,263	2,943,655	5,408,092	1,855,922

The following potentially dilutive securities, presented as of the end of each period, were excluded from the computation of diluted net loss per common share because their effect would have been anti-dilutive:

	September 30,
	2026	2025
Common stock warrants	2,904,361	965,247
Stock options	258,646	24,986
Total	3,163,007	990,233

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

The table below provides a summary of the significant expense categories and consolidated net loss details provided to the CODM (in thousands):

	For the Nine Months Ended September 30,
	(Thousands)		Change Increase (Decrease)
	2026	2025
Operating Expenses:
Clinical Research
OVATION Trials (Phase 2 & 3)	$774	$800	$(26)	-3%
MRD Study	169	106	63	59%
PlaCCine Vaccine Phase 1 Trial	-	42	(42)	-100%
Other Clinical and Regulatory	1,379	1,387	(8)	-1%
Subtotal	2,322	2,335	(13)	-1%
Non-Clinical R&D and CMC
Manufacturing & Clinical Supply	3,272	2,955	317	11%
Subtotal	3,272	2,955	317	11%

Research and development expenses	5,594	5,290	304	6%
General and administrative expenses	4,951	5,098	(147)	-3%
Total operating expenses	10,545	10,388	157	2%

Loss from operations	$10,545	$10,388	$157	2%

Note 6. Other Accrued Liabilities

Other accrued liabilities at September 30, 2026 and December 31, 2025 include the following:

	September 30,	December 31,
	2026	2025
Amounts due to contract research organizations and other contractual agreements	$573,970	$1,001,210
Accrued payroll and related benefits	314,286	1,611,936
Accrued professional fees, interest expense, franchise taxes and other	249,090	211,500
Total	$1,137,346	$2,824,646

Note 7. Preferred Stock and Notes Payable

Debt consists of following as of September 30, 2026:

Amount
Note A-1	$1,590,166
Note B	5,000,000
Total Debt	6,590,166
Less: current portion	(1,344,728)
Less: unamortized debt discount and issuance costs	(360,813)
Debt, net of discount and issuance costs	$4,884,625

On June 2, 2026, the Company entered into a Securities Purchase Agreement (the “June 2026 Securities Purchase Agreement”) with Streeterville Capital, LLC (the “Investor”), providing for the issuance and sale by the Company, and the purchase by the Investor, of (i) 250 shares (the “Preferred Shares”) of the Company’s Series A Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”), at an issued value of $10,000 per share and a stated value of $12,000 per share, for aggregate gross proceeds of $2,500,000; (ii) a Secured Promissory Note A-1 in an original principal amount of $2,720,000 (the “Note A-1”); and (iii) a Secured Promissory Note B in an original principal amount of $5,000,000 (the “Note B” and together with the Note A-1, the “Notes”). The transactions contemplated by the Securities Purchase Agreement (collectively, the “Transaction”) closed on June 3, 2026 (the “Closing Date”). At closing, the Company received $10,000,000 from the Investor, $5,000,000 of which was deposited into a bank account owned by a wholly owned subsidiaries of the Company as cash collateral for the Notes (the “Cash Collateral Account”). The $5,000,000 amount is classified as restricted cash on the condensed consolidated balance sheet. The obligations under the Notes are secured by substantially all of the assets of the Company, other than its intellectual property assets, and are guaranteed by certain of the Company’s subsidiaries. The Company intends to utilize the $5,000,000 of proceeds from the closing of the Transaction, along with any proceeds later released from the Cash Collateral Account, for general corporate purposes, including research and development activities, capital expenditures and working capital. The Company agreed to pay the placement agents for financing a fee of 7.0% of the gross proceeds received by the Company in connection with the Transaction.

If the aggregate outstanding balance of the Note A-1 or the aggregate number of outstanding Preferred Shares is reduced by $2,000,000, the Company will have the right to exchange up to $1,000,000, plus interest (or, if less than $1,000,000, the entire remaining amount of the Note B, or such other amount as the parties mutually agree), of the Note B for a new secured note in the same form and having the same terms as the Note A-1 (each, a “Note Exchange”). Upon the completion of each Note Exchange, an amount of cash equal to the amount of the Note B exchanged in such Note Exchange will be released from the Cash Collateral Account to the Company. The Note A-1 will accrue payment-in-kind (PIK) interest at a rate of 8% per annum, which will be added to the outstanding principal balance of the Note A-1, and will mature 18 months following the Closing Date.

The Note B will bear interest at 5% per annum and will mature 18 months following the Closing Date. The Notes can be prepaid by the Company in whole or in part at any time, subject to a 10% prepayment premium on any principal amounts prepaid. Beginning six months after the Closing Date, the Investor may redeem up to $250,000 of the principal amount of the Note A-1 each calendar month. In addition, on any trading day when the Company’s common stock trades at a price that is at least 15% greater than the “Minimum Price” as defined under Nasdaq Stock Market LLC Rule 5635(d), the Investor may redeem an additional principal amount of the Notes equal to 5% of the trading volume of the Company’s common stock on such trading day. The Company will be subject to customary covenants while the Notes remain outstanding. The Notes also contain customary events of default, the occurrence of which would permit the Investor to accelerate the obligations under the Notes and exercise remedies against any collateral (including amounts on deposit in the Cash Collateral Account) or guarantees in respect of the Notes. In addition, following the occurrence of an event of default, the interest rate of each Note would increase to the lesser of 15% per year or the maximum rate permitted by applicable law.

Broker fees totaling $350,000 were allocated between the preferred stock and Note A-1 based on their values. Issuance costs, which primarily include legal fees totaling $292,310, were allocated between the preferred stock and Note A-1 and Note B based on the face value of each financial instrument and will be amortized over the life of the instruments. The original issuance discount associated with Note A-1 was recorded as a contra-liability to be amortized over the life of the note.

Interest expense consistent of following for nine months ended September 30:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025

Interest expense on Note A-1	$54,070	$-	$70,166	$-
Interest expense on Note B	64,005	-	82,789	-
Amortization of debt discount and issuance costs on Note A-1	122,264	-	157,674	-
Amortization of debt issuance costs - Note B	23,794	-	30,777	-
Total	$264,133	-	$341,406	-

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

The Series A Preferred Stock accrues a preferred return at a rate of 8% per annum on its stated value, compounded daily. The preferred return is payable quarterly, either in cash or, at the Company’s election, through the issuance of additional shares of Series A Preferred Stock. The number of additional shares is determined by dividing the accrued and unpaid preferred return by the $10,000 per-share purchase price. Fractional shares are not issued, and the portion of the preferred return that otherwise would result in the issuance of a fractional  share is payable in cash.

In the event of a voluntary or involuntary liquidation, dissolution or winding up of the Company, each outstanding share of Series A Preferred Stock is entitled to receive, before any distribution to holders of common stock, an amount equal to its stated value plus any accrued and unpaid preferred return. After payment of this liquidation preference, the holders of Series A Preferred Stock do not participate in any remaining distributions.

Restricted Cash

At September 30, 2026, approximately $5.0 million was held in a restricted collateral account at Lakeside Bank in the name of a wholly owned subsidiary of the Company in connection with the Note B. This amount is classified as restricted cash on the condensed consolidated balance sheet and is included in cash, cash equivalents and restricted cash in the condensed consolidated statements of cash flows.

Note B Amendment

On July 14, 2026, effective as of June 2, 2026, the Company and the Investor amended the Note B to remove its limited redemption feature - the feature permitting the Investor to redeem principal based on the trading volume of the Company’s common stock on days the stock trades at or above 115% of the Nasdaq Minimum Price. As a result, that feature applies only to the Note A-1, and no derivative liability was recorded in connection with the Note B.

Embedded Derivative Liability Note A-1 Limited Redemption

The Note A-1 contains a limited redemption feature that permits the Investor, beginning six months after closing, to redeem Note A-1 principal on any trading day on which the Company’s common stock trades at or above 115% of the Nasdaq Minimum Price, in an amount up to 5% of the cumulative daily dollar trading volume in aggregate across the outstanding Notes. The Company determined that this feature is not clearly and closely related to the debt host and meets the definition of a derivative. The feature has been bifurcated and is recorded as a derivative liability measured at fair value, with changes in fair value recognized in the condensed consolidated statements of operations as “Change in fair value of derivative liability.”

The fair value of the bifurcated derivative was $130,156 at the June 3, 2026 closing date and $34,809 at September 30, 2026, resulting in a gain of $67,866 and $45,679 recognized during the nine months and three months ended September 30, 2026, respectively. Fair value was determined using a Monte Carlo simulation model classified within Level 3 of the fair value hierarchy. Significant inputs at September 30, 2026 included a common stock price of $1.38, a redemption trigger price of $2.461 (115% of the $2.14 Nasdaq Minimum Price), annualized volatility of 53.46%, a risk-free rate of 4.5%, and normalized average daily trading volume of 68,482 shares. At the June 3, 2026 closing date, the corresponding inputs included a common stock price of $2.10, annualized volatility of 22.84%, and normalized average daily trading volume of 41,177 shares.

The following table reconciles the derivative liability for the redemption feature of the A-1 Note, which is measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

September 30,
2026
(Unaudited)
Balance at beginning of period	$–
Initial recognition upon issuance of A-1 Note (June 3, 2026)	130,156
Change in fair value recognized in earnings ⁽¹⁾	(67,866)
Derecognition upon partial extinguishment of A-1 Note	(27,481)
Balance at end of period	$34,809

Conversion of a Portion of the A-1 Secured Promissory Note into Series B Preferred Stock

On September 28, 2026, the Company entered into an exchange agreement with Streeterville Capital, LLC pursuant to which the Company exchanged $1.2 million of the outstanding principal amount of its Secured Promissory Note A-1 (the “Note A-1”) for 120 newly issued shares of Series B Preferred Stock, par value $0.01 per share (the “Series B Preferred Stock”). The Series B Preferred Stock was issued at a conversion price of $10,000 per share and has a stated value of $12,000 per share. The transaction was undertaken, in part, to increase the Company’s stockholders’ equity in support of compliance with the minimum stockholders’ equity requirement under Nasdaq Listing Rule 5550(b)(1).

The Series B Preferred Stock provides for an annual preferred return of 8% of stated value, compounded daily and payable quarterly, at the Company’s election, in cash or additional shares of Series B Preferred Stock issued at $10,000 per share. The Series B Preferred Stock does not have voting rights, except with respect to amendments that materially and adversely affect the rights or preferences of the Series B Preferred Stock and is not convertible into common stock. Upon a liquidation, dissolution or winding up of the Company, the Series B Preferred Stock ranks pari passu with the Company’s Series A Preferred Stock and senior to the Company’s common stock.

Holders of the Series B Preferred Stock do not have the right to require redemption of their shares. The Company may redeem the shares, solely at the discretion of its Board of Directors, at 110% of the applicable liquidation amount, plus any accrued and unpaid preferred return. The occurrence of an event of default may increase the stated value of the Series B Preferred Stock but does not provide the holder with a right to require cash redemption. Based on these terms, the Company determined that the Series B Preferred Stock is not mandatorily redeemable and is not redeemable upon an event outside the Company’s control. Accordingly, the Series B Preferred Stock is classified within permanent stockholders’ equity under ASC 480-10-S99-3A.

The exchange was accounted for as a partial extinguishment of the Note A-1 under ASC 470-50. The Company measured the Series B Preferred Stock issued at its estimated fair value of $1.2 million, based on the negotiated exchange price of $10,000 per share. Because the Series B Preferred Stock is a newly created class of preferred stock for which no active market exists, the Company considered the negotiated, arm’s-length exchange price to be the best available evidence of fair value.

The following table summarizes the amounts recognized in connection with the exchange:

Amount
Fair value of Series B Preferred Stock issued	$1,200,000
Net carrying amount of Note A-1 extinguished	(1,004,876)
Portion of embedded derivative liability derecognized	(27,481)
Loss on extinguishment of Note A-1	$167,643

The net carrying amount of the Note A-1 extinguished included $1.2 million of principal, net of approximately $202,000 of related unamortized debt discount and issuance costs. The Company allocated the unamortized discount and issuance costs and the embedded derivative liability between the extinguished and continuing portions of the Note A-1 based on the relative principal amounts subject to the exchange. The resulting loss on extinguishment of approximately $167,643 was recognized within other income (expense) in the condensed consolidated statements of operations for the three and nine months ended September 30, 2026. Note A-1-extinguishment gains and losses are recognized currently in income and identified separately rather than deferred or amortized.

Immediately before the exchange, the Company remeasured the embedded derivative associated with the Note A-1’s limited redemption feature to its September 28, 2026 fair value of approximately $62,290. The decrease from its June 30, 2026 fair value of approximately $107,969 resulted in a gain of approximately $45,679, which was recognized within “Change in fair value of derivative liability” in the condensed consolidated statements of operations. In connection with the partial extinguishment, approximately $27,481 of the derivative liability was derecognized, and the remaining derivative liability of approximately $34,809 continued to be recognized in connection with the outstanding portion of the Note A-1.

The Company recorded approximately $1.2 million within stockholders’ equity for the Series B Preferred Stock issued, consisting of approximately $1 of par value and approximately $1.2 million of additional paid-in capital. Net impact after issuance costs was $1,131,658.

The preferred return on the Series B Preferred Stock does not affect net loss until declared or otherwise settled. However, the preferred return accumulated during each reporting period, whether or not declared, is deducted from net loss in determining net loss available to common stockholders and basic and diluted net loss per common share. Any preferred return paid through the issuance of additional Series B Preferred Stock will be reflected as a noncash financing activity.

As of September 30, 2026, 120 shares of Series B Preferred Stock were issued and outstanding, with an aggregate stated value of $1.44 million and an aggregate carrying amount of approximately $1.1 million.

Note 8. Stockholders’ Equity

On May 15, 2024, the Company filed with the U.S. SEC a shelf registration statement on Form S-3 (the “2024 Registration Statement”) for the offer and sale of up to $75 million of its securities. The 2024 Registration Statement was declared effective on May 22, 2024. The 2024 Registration Statement is intended to provide the Company with flexibility to raise capital in the future for general corporate purposes. On March 23, 2026, the Company filed a prospectus supplement to register an additional $7,000,000 of shares of the Company’s common stock issuable pursuant to the At the Market Offering Agreement, dated as of May 25, 2022, as amended by Amendment No. 1 to the At the Market Offering Agreement, dated as of May 15, 2024 (as amended, the “Sales Agreement”), by and between the Company and H.C. Wainwright & Co., LLC. The Company previously registered the offer and sale of up to $10,000,000 of shares of Common Stock through the Sales Agent under the Sales Agreement. Upon the filing of Form 10-K for 2025 on March 31, 2026, the Company’s public float was less than $75 million and as a result, the Company is subject to the limitations contained in General Instruction I.B.6 of Form S-3.

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

At the Market Offering Agreement

●	On March 23, 2026, the Company filed a prospectus supplement registering an additional $7,000,000 of shares of the Company’s common stock, issuable pursuant to the ATM Agreement.

During the first nine months of 2026, the Company sold 625,480 shares of common stock under the ATM Agreement for net proceeds of $1,292,922. During the first nine months of 2025, the Company sold 744,646 shares of common stock under the ATM Agreement for net proceeds of $4,530,663.

As of September 30, 2026, $10,806,593 remained available under the ATM Agreement, subject to the limitations of General Instruction I.B.6 of Form S-3.

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

In addition, the Company issued warrants (the “Placement Agent Warrants”) to H.C. Wainwright & Co., LLC to purchase up to an aggregate of 24,075 shares of common stock at an exercise price equal to $8.44 per share. The Placement Agent Warrants have substantially the same terms as the Warrants. The closing of the May 2025 Offering occurred on May 28, 2025. On July 11, 2025, the Company’s stockholders approved the issuance of the Warrants.

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

Series A Preferred Stock

See Note 7 for a description of the Series A Preferred Stock issued in connection with the June 2026 Securities Purchase Agreement.

Series B Preferred Stock

See Note 7 for a description of the Series B Preferred Stock issued in connection with the Exchange Agreement.

Issuance of Unregistered Common Stock

During the nine-month period ended September 30, 2026, the Company issued 157,088 shares of common stock to certain officers and directors of the Company in lieu of approximately $278,119 in compensation and fees. These shares are unregistered and subject to the rules as outlined in Rule 144.

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

Stockholders have since approved amendments to the 2018 Plan at the 2019 ASHM held on May 14, 2019, the 2020 ASHM held on June 15, 2020, the 2021 ASHM held on June 10, 2021, the 2023 ASHM held on June 14, 2023, the 2025 ASHM held on July 11, 2025 and at the 2026 ASHM held on June 16, 2026. As of September 30, 2026, a total of 1,264,665 awards have been approved by the Company’s shareholders for issuance under the 2018 Plan, as amended. Following is a schedule of the stock awards approved to the 2018 Plan, as amended:

Shareholder Approval Event	2018 Plan (as adopted and amended)	Number of Awards Approved	Cumulative Awards Approved
2018 ASHM	2018 Plan Adoption	12,000	12,000
2019 ASHM	Amendment #1	5,333	17,333
2020 ASHM	Amendment #2	11,111	28,444
2021 ASHM	Amendment #3	34,222	62,666
2023 ASHM	Amendment #4	68,666	131,332
2025 ASHM	Amendment #5	133,333	264,665
2026 ASHM	Amendment #6	1,000,000	1,264,665

The Company has issued stock awards to employees, officers and directors in the form of stock options, restricted stock and common stock. Stock options are generally granted with strike prices equal to the fair market value of a share of Imunon common stock on the date of grant. Incentive stock options may be granted to purchase shares of common stock at a price not less than 100% of the fair market value of the underlying shares on the date of grant, provided that the exercise price of any incentive stock option granted to an eligible employee owning more than 10% of the outstanding stock of the Company must be at least 110% of such fair market value on the date of grant. Only officers and key employees may receive incentive stock options.

Stock option and restricted stock awards vest upon terms determined by the Compensation Committee of the Board of Directors and are subject to accelerated vesting in the event of a change of control or certain terminations of employment. The Company issues new shares to satisfy its obligations from the exercise of options or the grant of restricted stock awards.

Total compensation cost related to stock options and restricted stock awards was approximately $0.7 million and $0.1 million of expense for the nine months ended September 30, 2026 and 2025, respectively. Of these amounts, approximately $0.2 million and $0.5 million for the nine months ended September 30, 2026 were charged to research and development expenses and general and administrative expenses, respectively, compared to $29,000 and $0.1 million for the same periods of 2025 charged to research and development expenses and administrative expenses, respectively.

During the nine-month period ended September 30, 2026, the Company also issued 399,624 shares of common stock to employees in payment for $687,375 compensation including remaining bonuses accrued for 2025. A summary of stock option awards and restricted stock grants for the nine months ended September 30, 2026 is presented below:

	Stock Options		Weighted
	Options Outstanding	Weighted Average Exercise Price	Average Contractual Terms of Equity Awards (in years)
Stock options outstanding at January 1, 2026	18,695	$15.68

Stock options granted	242,364	$3.95

Stock options terminated	(2,413)	$4.31

Stock options outstanding at September 30, 2026	258,646	$4.31	9.5

Stock options exercisable at September 30, 2026	135,560	$5.42	9.4

Aggregate intrinsic value of stock options exercisable at September 30, 2026	$-

As of September 30, 2026, there were approximately 606,734 shares remaining for issuance under the 2018 Plan, as amended. As of September 30, 2026, there was a total of $0.3 million unrecognized compensation cost related to non-vested stock-based compensation arrangements. That cost is expected to be recognized over a period of 0.8 years. The weighted average grant date fair values of the stock options granted were $3.74 during the nine-month period ended September 30, 2026

The fair values of stock options granted were estimated at the date of grant using the Black-Scholes option pricing model. The Black-Scholes model was originally developed for use in estimating the fair value of traded options, which have different characteristics from the Company’s stock options. The model is also sensitive to changes in assumptions, which can materially affect the fair value estimate. The Company used the following assumptions for determining the fair value of options granted under the Black-Scholes option pricing model:

Schedule of Assumptions Used to Determine Fair Value of Options Granted

	For the Nine Months Ended September 30,
	2026	2025
Risk-free interest rate	4.19%	4.22% to 4.55%
Expected volatility	123%	111 to 123%
Expected life (in years)	9.0	9.0 to 10.0
Expected dividend yield	0.0%	0.0%

Expected volatilities utilized in the model are based on historical volatility of the Company’s stock price. The risk-free interest rate is derived from values assigned to U.S. Treasury bonds with terms that approximate the expected option lives in effect at the time of grant.

Note 10. Warrants

Following is a summary of all warrant activity for the nine-month period ended September 30, 2026:

Summary of Warrant Activity

Warrants	Number of Warrants Issued	Weighted Average Exercise Price

Warrants outstanding at December 31, 2025	4,513,475	$5.04

Pre-funded warrants exercised during the nine months ended September 30, 2026	(1,609,114)	0.0001

Warrants outstanding at September 30, 2026	2,904,361	$5.04

Weighted average remaining contractual terms at September 30, 2026	3.5 years

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

The following is a table of the lease payments and maturity of the Company’s operating lease liabilities as of September 30, 2026:

Schedule of Lease Payments and Maturity of Operating Lease Liabilities

Remainder of 2026	$122,479
2027	498,086
2028	149,896
2029 and thereafter	-
Subtotal future lease payments	770,461
Less imputed interest	(62,364)
Total lease liabilities	$708,097

Weighted average remaining life	1.63 years
Weighted average discount rate	9.98%

For the nine-month period ended September 30, 2026, operating lease expense was $362,745 and cash paid for operating leases included in operating cash flows was $366,342. For the nine-month period ended September 30, 2025, operating lease expense was $402,384 and cash paid for operating leases included in operating cash flows was $400,936.

Note 12. Commitments and Contingencies

We are not currently a party to any material legal proceedings.

Note 13. Subsequent Events

The Company has evaluated its subsequent events from September 30, 2026 and through the date these unaudited condensed consolidated financial statements were issued, determining all subsequent events have been disclosed.

Sale of ThermoDox

On October 20, 2026, Imunon entered into an Asset Purchase Agreement with VoxelDox Therapeutics, Inc. (“VoxelDox”), pursuant to which the Company agreed to sell to VoxelDox the Company’s assets relating to ThermoDox®, a heat-activated liposomal formulation of doxorubicin (the “Purchased Assets”), including related trademarks, regulatory filings, clinical and preclinical data, manufacturing know-how and existing drug product vials. VoxelDox intends to develop ThermoDox for glioblastoma and other high-grade gliomas. The transaction is contingent on VoxelDox raising at least $2.5 million. If it does not raise this funding, the transaction will not close and the Company will receive no consideration.

If the transaction closes, VoxelDox will issue to the Company shares of VoxelDox common stock equal to 4.76% of its fully diluted capitalization. VoxelDox will also pay the Company up to $16.5 million in milestone payments upon the achievement of specified clinical and regulatory milestones, including initiation of a Phase 3 clinical trial of ThermoDox and FDA acceptance and approval of a New Drug Application. In addition, VoxelDox will pay royalties on annual net sales. If VoxelDox determines in good faith that the transferred ThermoDox vials are not usable, milestone payments and royalty rates will be reduced by 50%.

Until VoxelDox completes a qualified equity financing, the Company may appoint one of VoxelDox’s five directors and one non-voting observer. The Purchase Agreement contains customary representations, warranties, covenants and indemnification provisions.

Subject to VoxelDox board approval and separate consulting agreements, VoxelDox will grant Michael H. Tardugno, the Company’s Executive Chairman, and Frederick J. Fritz, a member of the Company’s Board of Directors, shares of VoxelDox common stock each equal to 2.38% of its fully diluted capitalization, vesting monthly over 36 months, for consulting services to VoxelDox. Other than as described above, there is no material relationship between the Company and VoxelDox.

2026 Financing

On October 27, 2026, the Company filed a registration statement on Form S-1 (File No. 333-299647) with the SEC, as amended on October 28, 2026, for a proposed best-efforts public offering. The offering covers up to 20,000,000 shares of common stock, or pre-funded warrants in lieu thereof, together with common warrants to purchase up to 70,000,000 shares of common stock or exchange warrants in lieu thereof. Maxim Group LLC is acting as placement agent. The registration statement reflects an assumed combined public offering price of $1.25 per share of common stock and accompanying warrants (or $1.2499 per pre-funded warrant and accompanying warrants), representing maximum assumed gross proceeds of $25.0 million before placement-agent fees and offering expenses. The proposed offering has no minimum offering requirement, remains subject to pricing, market and closing conditions, the SEC declaring the registration statement effective, and may be completed for fewer than all securities offered or not at all. As of November 12, 2026, the proposed offering had not been completed and no proceeds had been received. No amounts relating to the proposed offering have been recognized in the accompanying unaudited condensed consolidated financial statements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in forward-looking statements. Factors that might cause a difference include, but are not limited to, those discussed above under “Cautionary Note Regarding Forward-Looking Statements,” and in Item 1A. Risk factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Overview

Imunon, Inc. (“Imunon,” the “Company,” “we,” “our,” or “us”) is a clinical-stage biotechnology company focused on developing its non-viral DNA technology to advance a portfolio of innovative treatments that harness the body’s natural mechanisms to generate safe, effective and durable responses across a broad array of human diseases, constituting a differentiating approach from conventional therapies. The lead modality, TheraPlas®, is developed for the gene-based delivery of cytokines and other therapeutic proteins in the treatment of solid tumors where an immunological approach is deemed promising.

The Company’s lead clinical program, IMNN-001, is a DNA-based immunotherapy for the localized treatment of advanced ovarian cancer that has completed multiple clinical trials, including one Phase 2 clinical trial (OVATION 2), and is currently being studied in a Phase 3 clinical trial (OVATION 3). IMNN-001 works by instructing the body to produce safe and durable levels of powerful cancer-fighting molecules, such as interleukin-12 and interferon gamma, at the tumor site.

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

THERAPLAS MODALITY: IMNN-001 DEVELOPMENT PROGRAM

Ovarian Cancer Overview

Ovarian cancer is one of the most lethal of gynecological malignancies among women with more than 60% of women dying within five years of diagnosis. This poor outcome is due in part to the lack of effective prevention and early detection strategies. There were approximately 20,000 new cases of ovarian cancer in the U.S. with an estimated 13,000 deaths. There are approximately 300,000 new cases of ovarian cancer worldwide. Mortality rates for ovarian cancer have declined very little in the last 40 years due to the lack of early detection tests and improved treatments. Most women with ovarian cancer are not diagnosed until Stages III or IV, when the disease has spread outside the pelvis to the abdomen and areas beyond, causing swelling and pain. With the five-year survival rates for Stages III and IV at 41% and 20%, respectively, there remains a major need for a therapy that not only reduces the recurrence rate but also meaningfully improves overall survival.

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

In addition, the OVATION 1 Study established a unique opportunity to assess how cytokine-based compounds such as IMNN-001 directly affect ovarian cancer cells and the tumor microenvironment in newly diagnosed ovarian cancer patients. The study was designed to characterize the nature of the immune response triggered by IMNN-001 at various levels of the patients’ immune system, including:

●	Infiltration of cancer fighting T-cell lymphocytes into primary tumor and tumor microenvironment including peritoneal cavity, which is the primary site of metastasis of ovarian cancer;
●	Changes in local and systemic levels of immuno-stimulatory and immune-suppressive cytokines associated with tumor suppression and growth, respectively; and
●	Expression profile of a comprehensive panel of immune related genes in pre-treatment and IMNN-000 treated tumor tissue.

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

Subgroup analyses showed patients treated with a PARP inhibitor (“PARPi”) as maintenance therapy had longer PFS and OS if they were also treated with IMNN-001 compared with patients treated with NACT only. The PARPi subgroup was not specified prior to the trial because they were approved after the OVATION 2 Study was initiated. However, this subgroup, and others, were pre-specified prior to Database lock and formal analysis.

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

R&D Day Featured Speakers and Program Highlights:

●	Premal H. Thaker, M.D., Washington University School of Medicine, discussed the significant continuing unmet needs in ovarian cancer, a devastating disease where patient outcomes and frontline standard of care treatment have not changed for about 30 years, and the promise IMNN-001 brings to these patients and clinicians. She highlighted the data from the Phase 2 OVATION 2 clinical trial, with results including:

○	Broad impact observed with IMNN-001 treatment on important cancer-fighting cytokines, effectively turning the tumor microenvironment from “cold” to “hot” by activating both innate and adaptive immune systems, renewing the elusive promise of an immunotherapy for ovarian cancer.
◌	Data reinforcing the highly favorable benefit-risk and safety profile of IMMN 001.
○	The median 13-month overall survival (OS) benefit observed with IMNN-001 plus standard of care (SoC) chemotherapy, an increase that is considered clinically meaningful compared to SoC alone.

●	Amir Jazaeri, M.D., University of Texas MD Anderson Cancer Center, discussed safety, tolerability and translational insights from the Phase 2 MRD study of IMNN-001, including:

○	Rationale for the trial and the importance of frontline therapy as the best opportunity to achieve a cure for ovarian cancer.
○	New translational data that clearly showed IMNN-001 preferentially being taken up by macrophages within the peritoneal fluid and tumor tissue, which then induces a robust response and tumor microenvironment remodeling.
○	New data further supporting the highly favorable benefit-risk and tolerability profile of IMNN-001.
o	The positive tolerability profile of IMNN-001, including in combination with SoC chemotherapy plus bevacizumab and in the maintenance setting.

●	Giorgio Paulon, Ph.D., Berry Consultants, LLC, reviewed the Phase 2 and ongoing Phase 3 trial designs and the strength of evidence for IMNN-001 from a statistical perspective. He highlighted the well-precedented nature of the Phase 3 design with the FDA, which leverages an innovative, adaptive, event-driven approach aligned with prior successful oncology trials that resulted in full approval by FDA based on interim analyses of overall survival.

●	Douglas V. Faller, M.D., Ph.D., Imunon’s Chief Medical Officer, presented new data further demonstrating that IMNN-001 shifted the balance in favor of immune stimulation, remodeling the tumor microenvironment in favor of anti-tumor responses, which is established to be associated with better prognosis. He shared the rapid progress to-date on the Phase 3 trial of IMNN-001, including expansion to additional sites and enrollment exceeding the Company’s expectations, strong levels of support and interest from investigators and the scientific community, and key clinical and other milestones for the company moving forward.

On March 25, 2026, the Company announced final data from the completed Phase 2 OVATION 2 clinical trial evaluating IMNN-001 in combination with standard of care (SoC) neoadjuvant and adjuvant chemotherapy. Imunon initially reported a median 11.1 month increase in overall survival (40.5 vs. 29.4 months) in the IMNN-001 treatment arm compared to SoC chemotherapy alone. Per protocol, overall survival (OS) was followed for up to 3 years from last patient in (LPI). Following the final data assessment, the Company reported a median 14.7 month increase in overall survival (45.1 vs. 30.4 months) in women in the IMNN-001 treatment arm compared to SoC alone, demonstrating continuous improvement in overall survival (3.6 delta) with increasing follow-up time. In addition, the final IMNN-001 data showed that women treated with IMNN-001 and SoC chemotherapy plus poly ADP-ribose polymerase (PARP) inhibitors as part of maintenance therapy achieved a median increase in overall survival of 24.2 months (65.6 vs. 41.4 months) compared to SoC chemotherapy alone.

Importantly, with these final efficacy results, IMNN-001 continued to show a highly favorable safety and tolerability profile across all clinical trials, further reinforcing the potential of this IL-12 immunotherapy to represent an important advance in the treatment of ovarian cancer.

On July 23, 2026, the Company announced that translational and clinical data on IMNN-001 would be presented in a poster at the inaugural AACR Conference on Drug Discovery and Development (AACR D3), held July 21–24, 2026, in Boston. The presentation included findings from the randomized Phase 2 OVATION-2 study demonstrating that IMNN-001 was safe and well-tolerated, achieved local delivery of IL-12, and induced anti-tumoral immune responses, with no cytokine release syndrome or higher incidence of immune-related events observed in the experimental arm compared with control. Translational analyses indicated that IMNN-001 enhanced favorable ratios of CD8+ T cells to regulatory T cells and CD8+ to CD4+ cells in tumors and the tumor microenvironment, consistent with previously reported associations with improved outcomes. These findings support the ongoing pivotal Phase 3 OVATION-3 trial, which is designed to confirm the safety and survival benefit of IMNN-001 in frontline advanced ovarian cancer.

In September 2026, the Company entered into a Cooperative Research and Development Agreement (CRADA) with the National Cancer Institute (NCI), part of the National Institutes of Health. Under the CRADA, the Company and the NCI’s Cancer Therapy Evaluation Program (CTEP), which will assume regulatory sponsorship, will support further clinical and non-clinical development of IMNN-001 under the NCI Experimental Therapeutics (NExT) Program managed by CTEP. IMNN-001 is the first gene-based immunotherapy selected by NCI/CTEP for partnered clinical development under a CRADA. The Company believes the selection of IMNN-001 for this collaboration provides external validation of the potential of IMNN-001 and the Company’s proprietary TheraPlas® DNA-mediated immunotherapy platform.

Under the agreement, NCI investigators will evaluate IMNN-001 in new solid tumor indications and combination regimens, building on clinical data from the Company’s ovarian cancer program. The Company will retain ownership of its background intellectual property and will retain ownership of new intellectual property solely generated by the Company under the collaboration, including the right to use data generated under the collaboration for the research and development of IMNN-001. The collaboration provides an opportunity to leverage NCI resources, including the expertise of CTEP and the National Clinical Trials Network (NCTN), to generate additional clinical data for IMNN-001 in new indications while the Company’s internal resources remain focused on the pivotal Phase 3 OVATION 3 trial in frontline advanced ovarian cancer.

On September 23, 2026, the Company held an R&D Day and made a frontline case for Phase 3 IMNN-001 Study: 14.7-Month OS signal, Historical IL-12 Safety Barriers Overcome. Clinical investigators and Management presented an update on the IMNN-001 program in newly diagnosed advanced ovarian cancer. The presentations reviewed final overall survival results from the randomized Phase 2 OVATION 2 study, preliminary clinical and translational findings from the Phase 2 minimal residual disease (MRD) study conducted in partnership with Break Through Cancer and investigators at MD Anderson Cancer Center, and enrollment and operational progress in the ongoing pivotal Phase 3 OVATION 3 trial.

Key conclusions included:

●	Consistency of clinical evidence favoring IMNN-001 across all OVATION 2 study endpoints: PFS, OS, Objective Response Rate (ORR), R0 Surgical response and Chemotherapy Response of 3. In the intent-to-treat population of the 112-patient OVATION 2 study, a 14.7-month OS benefit was observed with IMNN-001 plus neoadjuvant and adjuvant chemotherapy versus standard of care alone. In women treated with PARP inhibitors a 24.2-month OS benefit was observed with the IMNN-001 treatment arm.
●	The OVATION 2 safety profile was consistent with local intraperitoneal administration and did not include cytokine release syndrome or the serious systemic immune-related adverse events that limited earlier systemic IL-12 programs. Independent data monitoring committees recommended continuation of both OVATION 3 and the MRD study without modification.
●	Translational data from OVATION 1 and OVATION 2, as well as preliminary findings from the MRD study, supported the intended mechanism of local IL-12 production via the TheraPlas nanoparticle platform, with preferential macrophage uptake, recruitment of CD8+ T cells and other immune effectors, decreases in immunosuppressive markers, and remodeling of the tumor microenvironment. Preliminary MRD observations among patients who had reached second-look laparoscopy provided independent trial data that is supportive of OVATION-2 results, including lower MRD-positive rates, higher circulating tumor DNA clearance, and higher rates of no evidence of disease in the IMNN-001 arm.
●	OVATION 3 is a randomized, approximately 500-patient Phase 3 trial with overall survival as the primary endpoint and two pre-planned event-driven interim analyses designed to support a potential earlier submission for full approval if the survival signal crosses pre-specified thresholds. Enrollment is proceeding consistent with internal planning assumptions.

OVATION 3 Study. The Phase 3 OVATION 3 trial will assess the safety and efficacy of IMNN-001 (100 mg/m2 administered intraperitoneally weekly) plus neoadjuvant and adjuvant chemotherapy (NACT) of paclitaxel and carboplatin compared to standard of care (SoC) NACT alone. Study participants are being randomized 1:1 and include women with newly diagnosed advanced ovarian cancer (stage 3c or 4) who are eligible for neoadjuvant therapy, the intent-to-treat (ITT) population. Participants who are HRD positive will receive poly (ADP-ribose) polymerase (PARP) inhibitors as part of standard maintenance therapy. The primary endpoint of the study is overall survival (OS), and secondary endpoints are surgical response score, chemotherapy response score, clinical response and time to second-line treatment. The study will also assess several exploratory endpoints.

In March 2025, the Company announced that the FDA is aligned with the protocol for the Phase 3 OVATION 3 pivotal trial of its lead candidate IMNN-001 in development for the treatment of women with newly diagnosed advanced ovarian cancer.

In May 2025, the first site was activated and in July 2025, the Company announced that the first patient was randomized and treated.

On June 23, 2026, the independent Data Monitoring Committee (iDMC) recommended continuation of the pivotal Phase 3 OVATION 3 clinical trial. IMNN-001 has continued to demonstrate a highly favorable safety and tolerability profile, with no observed episodes of cytokine release syndrome, systemic toxicities or serious immune-related adverse events that have historically blocked the use of IL-12 to effectively treat cancer patients. Safety profiles have been comparable between the two arms of the study (IMNN-001 plus neoadjuvant and adjuvant chemotherapy {N/ACT} versus N/ACT alone), consistent with observations from the Company’s ongoing Phase 2 Minimal Residual Disease (MRD) study (see below). The iDMC has recommended continuation of the OVATION 3 clinical trial without modification, representing another important validation of the efficacy and safety data previously reported and brings new levels of momentum to the Company’s efforts to advance this trial as rapidly as possible.

As of September 30, 2026, nine sites are open to recruitment. As reported on July 30, 2026, since initiating the trial, the Company has observed rapid site activation and an enrollment rate that is tracking with the internal forecast. The currently observed study-level enrollment rate is above 0.4 patients per site per month which exceeds the assumed rate of 0.3 patients per site per month used in the trial plan. The Company anticipates that additional sites will open on pace with projection to complete enrollment by the first quarter of 2029.

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

In August 2026, the Stephenson Cancer Center at University of Oklahoma was added as an additional clinical site and was open to recruitment.

As of September 30, 2026, the ITT population was twenty-seven (27) patients randomized and treated in the study at the University of Texas MD Anderson Cancer Center, Memorial Sloan Kettering Cancer Center and the University of Oklahoma.

PLACCINE DNA VACCINE MODALITY: IMNN-101

The Company previously developed PLACCINE, a novel DNA vaccine platform enabling durable antigen expression, flexible manufacturing, and rapid development. PlaCCine cassettes encoding tumor-associated antigens or neoantigens drove antigen-specific immune responses, delayed tumor growth, and improved survival in mouse cancer models. The company completed a Phase 1 proof-of concept clinical trial of IMNN-101 in 24 healthy subjects and confirmed safety and immunogenicity, validating clinical feasibility for cancer and infectious disease vaccines. In Q1 2026, the Company discontinued development of PLACCINE and IMNN-101 and abandoned the related patents and patent applications to focus its resources on the development of IMNN-001, including the OVATION 3 trial. The Company does not expect to incur material additional costs related to PLACCINE or IMNN-101.

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

As of September 30, 2026, the Company had $4.0 million in cash and cash equivalents to fund its operations. The Company’s primary sources of cash have been proceeds from the issuance and sale of its common stock, including via its at-the-market (“ATM”) program and other funding transactions including preferred stock and debt financings. There can be no assurance that the Company will be able to do so in the future on a timely basis on terms acceptable to the Company, or at all. The Company has not yet commercialized any of its product candidates. Even if the Company commercializes one or more of its product candidates, it may not become profitable in the near term. The Company’s ability to achieve profitability depends on several factors, including its ability to obtain regulatory approval for its product candidates, successfully complete any post-approval regulatory obligations and successfully commercialize its product candidates alone or in partnership.

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

Management’s plan includes raising funds from outside investors through the issuance and sale of its common stock, including the use of its ATM program and other potential funding transactions. However, as mentioned above, there can be no assurance such funding will be available to the Company or that it will be obtained on terms favorable to the Company or will provide the Company with sufficient funds to meet its objectives. The Company’s financial statements do not include any adjustments relating to the recoverability and classification of assets, carrying amounts or the amount and classification of liabilities that may be required should the Company be unable to continue as a going concern.

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

Financing Overview

Equity, Debt and Other Forms of Financing

During the nine months ended September 30, 2026, we issued a total of 2.8 million shares of common stock for approximately $2.3 million in gross proceeds. Subsequent to September 30, 2026 and through the date of this Quarterly Report on Form 10-Q, no share of common stock was issued under the at-the-market (“ATM”).

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

Preferred Stock and Notes Payable

On June 2, 2026, the Company entered into a Securities Purchase Agreement (the “June 2026 Securities Purchase Agreement”) with Streeterville Capital, LLC (the “Investor”), providing for the issuance and sale by the Company, and the purchase by the Investor, of (i) 250 shares (the “Preferred Shares”) of the Company’s Series A Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”), at an issued value of $10,000 per share and a stated value of $12,000 per share, for aggregate gross proceeds of $2,500,000; (ii) a Secured Promissory Note A-1 in an original principal amount of $2,720,000 (the “Note A-1”); and (iii) a Secured Promissory Note B in an original principal amount of $5,000,000 (the “Note B” and together with the Note A-1, the “Notes”). The transactions contemplated by the Securities Purchase Agreement (collectively, the “Transaction”) closed on June 3, 2026 (the “Closing Date”). At closing, the Company received $10,000,000 from the Investor, $5,000,000 of which was deposited into a bank account owned by a wholly owned subsidiary of the Company as cash collateral for the Notes (the “Cash Collateral Account”). The $5,000,000 amount is classified as restricted cash on the balance sheet. The obligations under the Notes are secured by substantially all of the assets of the Company, other than its intellectual property assets, and are guaranteed by certain of the Company’s subsidiaries. The Company intends to utilize the $5,000,000 of proceeds from the closing of the Transaction, along with any proceeds later released from the Cash Collateral Account, for general corporate purposes, including research and development activities, capital expenditures and working capital. The Company agreed to pay the placement agents for financing a fee of 7.0% of the gross proceeds received by the Company in connection with the Transaction.

If the aggregate outstanding balance of the Note A-1 or the aggregate number of outstanding Preferred Shares is reduced by $2,000,000 (or, if less than $2,000,000, the entire remaining outstanding balance of the Note A-1), the Company will have the right to exchange up to $1,000,000, plus interest (or, if less than $1,000,000, the entire remaining amount of the Note B, or such other amount as the parties mutually agree), of the Note B for a new secured note in the same form and having the same terms as the Note A-1 (each, a “Note Exchange”). Upon the completion of each Note Exchange, an amount of cash equal to the amount of the Note B exchanged in such Note Exchange will be released from the Cash Collateral Account to the Company. The Note A-1 will bear interest at 8% per annum and will mature 18 months following the Closing Date.

The Note B will bear interest at 5% per annum and will mature 18 months following the Closing Date. The Notes can be prepaid by the Company in whole or in part at any time, subject to a 10% prepayment premium on any principal amounts prepaid. Beginning six months after the Closing Date, the Investor may redeem up to $250,000 of the principal amount of the Note A-1 each calendar month. In addition, on any trading day when the Company’s common stock trades at a price that is at least 15% greater than the “Minimum Price” as defined under Nasdaq Stock Market LLC Rule 5635(d), the Investor may redeem an additional principal amount of the Notes equal to 5% of the trading volume of the Company’s common stock on such trading day. The Company will be subject to customary covenants while the Notes remain outstanding. The Notes also contain customary events of default, the occurrence of which would permit the Investor to accelerate the obligations under the Notes and exercise remedies against any collateral (including amounts on deposit in the Cash Collateral Account) or guarantees in respect of the Note. In addition, following the occurrence of an event of default, the interest rate of each Note would increase to the lesser of 15% per year or the maximum rate permitted by applicable law.

Broker fees totaling $350,000 were allocated between the preferred stock and Note A-1 based on their values. Issuance costs, which primarily include legal fees totaling $292,310, were allocated between the preferred stock and Note A-1 and Note B based on the face value of each financial instrument and will be amortized over the life of the instruments. The original issuance discount associated with Note A-1 was recorded as a contra-liability to be amortized over the life of the note. The Company concluded the preferred stock was permanent equity and included it in Stockholder’s Equity for as of September 30, 2026.

On September 28, 2026, the Company entered into an exchange agreement with Streeterville Capital, LLC pursuant to which the Company exchanged $1.2 million of the outstanding principal amount of its Secured Promissory Note A-1 (the “Note A-1”) for 120 newly issued shares of Series B Preferred Stock, par value $0.01 per share (the “Series B Preferred Stock”). The Series B Preferred Stock was issued at a conversion price of $10,000 per share and has a stated value of $12,000 per share. The transaction was undertaken, in part, to increase the Company’s stockholders’ equity in support of compliance with the minimum stockholders’ equity requirement under Nasdaq Listing Rule 5550(b)(1).

The Series B Preferred Stock provides for an annual preferred return of 8% of stated value, compounded daily and payable quarterly, at the Company’s election, in cash or additional shares of Series B Preferred Stock issued at $10,000 per share. The Series B Preferred Stock does not have voting rights, except with respect to amendments that materially and adversely affect the rights or preferences of the Series B Preferred Stock and is not convertible into common stock. Upon a liquidation, dissolution or winding up of the Company, the Series B Preferred Stock ranks pari passu with the Company’s Series A Preferred Stock and senior to the Company’s common stock.

Holders of the Series B Preferred Stock do not have the right to require redemption of their shares. The Company may redeem the shares, solely at the discretion of its Board of Directors, at 110% of the applicable liquidation amount, plus any accrued and unpaid preferred return. The occurrence of an event of default may increase the stated value of the Series B Preferred Stock but does not provide the holder with a right to require cash redemption. Based on these terms, the Company determined that the Series B Preferred Stock is not mandatorily redeemable and is not redeemable upon an event outside the Company’s control. Accordingly, the Series B Preferred Stock is classified within permanent stockholders’ equity under ASC 480-10-S99-3A.

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

FINANCIAL REVIEW FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

Results of Operations

Our net loss was $3.8 million and $10.8 million for the three months and nine months ended September 30, 2026, respectively, compared to a net loss of $3.4 million and $10.3 million, respectively for the same periods of 2025.

With $4.0 million in cash and cash equivalents at September 30, 2026, such conditions raise substantial doubts about the Company’s ability to continue as a going concern. Based on the above, management has determined there is substantial doubt regarding our ability to continue as a going concern.

Management’s plan includes raising funds from the issuance and sale of its common stock via its ATM program and other funding transactions as more fully described in Note 13. However, as mentioned above, there is no assurance such funding will be available to the Company or that it will be obtained on terms favorable to the Company or will provide the Company with sufficient funds to meet its objectives. The Company’s financial statements do not include any adjustments relating to the recoverability and classification of assets, carrying amounts or the amount and classification of liabilities that may be required should the Company be unable to continue as a going concern.

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

	For the three months ended September 30,
	(in thousands)		Change Increase (Decrease)
	2026	2025
Operating Expenses:
Clinical Research
OVATION Trials (Phase 2 & 3)	$427	$524	$(97)	-19%
MRD Study	73	-	73	-100%
PlaCCine Vaccine Phase 1 Trial	-	9	(9)	-100%
Other Clinical and Regulatory	452	436	16	4%
Subtotal	952	969	(17)	-2%
Non-Clinical R&D and CMC
Manufacturing & Clinical Supply	841	930	(89)	-10%
Subtotal	841	930	(89)	-10%

Research and development expenses	1,793	1,899	(106)	-6%
General and administrative expenses	1,655	1,577	78	5%
Total operating expenses	3,448	3,476	(28)	-1%

Loss from operations	$3,448	$3,476	$(28)	-1%

Research and Development Expenses

Research and development (“R&D”) expenses were $1.8 million in the third quarter of 2026 compared to $1.9 million in the same period of 2025. Clinical costs associated with the OVATION studies were $0.4 million in the third quarter of 2026 compared to $0.5 million for the same period of 2025. During 2025, the Company initiated enrollment in the OVATION 3 Study and closed out the OVATION 2 study. In connection with the closeout of the OVATION 2 study, approximately $0.6 million of expenses previously accrued by the Company had been written down. Other clinical and regulatory costs were $0.5 million the third quarter of 2026 compared to $0.4 million in the same period of 2025. Manufacturing and clinical supply costs associated with the development and testing of IMNN-001 to support the OVATION and MRD programs were $0.8 million in the third quarter of 2026 compared to $0.9 million in same period of 2025, with the major contribution to this decrease relating to the efficiency in advancement of OVATION-3.

General and Administrative Expenses

General and administrative expenses increased to $1.7 million in the third quarter of 2026 compared to $1.6 million in the same period of 2025. This increase is related to an increase in outside professional fees during the third quarter of 2026.

Other income/expense was $0.3 million in the third quarter of 2026 compared to $(0.1) million in the same period of 2025. The increase in other expense includes the loss on extinguishment of debt and interest expense on notes payable.

	For the nine months ended September 30,
	(Thousands)		Change Increase (Decrease)
	2026	2025
Operating Expenses:
Clinical Research
OVATION Trials (Phase 2 & 3)	$774	$800	$(26)	-3%
MRD Study	169	106	63	59%
PlaCCine Vaccine Phase 1 Trial	-	42	(42)	-100%
Other Clinical and Regulatory	1,379	1,387	(8)	-1%
Subtotal	2,322	2,335	(13)	-1%
Non-Clinical R&D and CMC
Manufacturing & Clinical Supply	3,272	2,955	317	11%
Subtotal	3,272	2,955	317	11%

Research and development expenses	5,594	5,290	304	6%
General and administrative expenses	4,951	5,098	(147)	-3%
Total operating expenses	10,545	10,388	157	2%

Loss from operations	$10,545	$10,388	$157	2%

Research and Development Expenses

Research and development (“R&D”) expenses were $5.6 million in the first nine months of 2026 compared to $5.3 million in the same period of 2025. Clinical costs associated with the OVATION studies were $0.8 million in the first nine months of 2026 compared to $0.8 million in the same period of 2025. During 2025, the Company initiated enrollment in the OVATION 3 Study and closed out the OVATION 2 study. In connection with the closeout of the OVATION 2 study, approximately $0.6 million of expenses previously accrued by the Company had been written down. Other clinical and regulatory costs were $1.4 million in the first nine months of 2026 compared to $1.4 million in the same period of 2025. Manufacturing and clinical supply costs associated with the development and testing of IMNN-001 to support the OVATION and MRD programs were $3.3 million in the first nine months of 2026 compared to $3.0 million in same period of 2025. The increase in 2026 includes severance costs.

General and Administrative Expenses

General and administrative expenses were $4.9 million in the first nine months of 2026 compared to $5.0 million in the same period of 2025.

Other income/expense was $0.3 million in the first nine months of 2026 compared to $(0.1) million in the same period of 2025. The increase in other expense includes the loss on extinguishment of debt and interest expense on notes payable.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have incurred significant losses and negative cash flows from operations. We have financed our operations primarily through the net proceeds from the sales of equity, credit facilities and amounts received under product licensing agreements. The process of developing IMNN-001 and other drug candidates and technologies requires significant research and development work and clinical trial studies, as well as significant manufacturing and process development efforts. We expect these activities, together with our general and administrative expenses, to result in significant operating losses for the foreseeable future. Our expenses have significantly and regularly exceeded our income, and we had an accumulated deficit of $432 million at September 30, 2026.

At September 30, 2026, we had total current assets of $5.8 million and current liabilities of $4.2 million, resulting in net working capital of $1.6 million. At September 30, 2026, we had cash and cash equivalents of $4.0 million and $5.0 million in restricted cash. At December 31, 2025, we had total current assets of $10.7 million and current liabilities of $4.6 million, resulting in net working capital of $6.1 million. We have substantial future capital requirements to continue our research and development activities and advance our drug candidates through various development stages. The Company believes these expenditures are essential for the commercialization of its technologies.

Net cash used in operating activities for the first nine months of 2026 was $10.2 million. Net cash associated with investing activities was insignificant during the first nine months of 2026.

The following table provides a summary of cash flow data for each applicable period:

	For the Nine Months Ended
	September 30,
	2026	2025
Net cash used in operating activities	$(10,213,701)	$(10,239,523)
Net cash used in investing activities	(70,872)	(276,983)
Net cash (used in) provided by financing activities	10,582,280	9,894,668

Net change in cash, cash equivalents and restricted cash	297,707	(621,838)
Cash, cash equivalents and restricted cash at beginning of period	8,781,059	5,872,767
Cash, cash equivalents and restricted cash at end of period	$9,078,766	$5,250,929

Operating Activities

Net cash used in operating activities was $10.2 million for the nine months ended September 30, 2026, compared with $10.2 million for the same period in 2025. Cash used in operating activities primarily reflects operating expenses of $10.5 million, consisting of research and development expenses and general and administrative expenses.

Investing Activities

Net cash used in investing activities was $0.1 million for the nine months ended September 30, 2026, compared with $0.3 million for the same period in 2025, and consisted solely of purchases of property and equipment.

Financing Activities

Net cash provided by financing activities was $10.6 million for the nine months ended September 30, 2026, compared with $9.9 million for the same period in 2025. Financing activities in 2026 consisted primarily of net proceeds of $7.1 million from the issuance of Note A-1 and Note B and net proceeds of $2.2 million from the issuance of preferred stock. They also included net proceeds of $1.3 million from the sale of common stock under the ATM Agreement.

As described in Note 13, subsequent to September 30, 2026, on October 27, 2026, the Company filed a registration statement on Form S-1 (File No. 333-299647) with the SEC, as amended on October 28, 2026, for a proposed best-efforts public offering. As of October 29, 2026, the proposed offering had not been completed, no proceeds had been received, and there was no minimum offering requirement. The Company will continue to seek additional capital through additional public or private equity offerings, debt financing, additional strategic alliance and licensing arrangements, collaborative arrangements, or some combination of these financing alternatives. If we raise additional funds through the issuance of equity securities, the percentage ownership of our stockholders could be significantly diluted, and the newly issued equity securities may have rights, preferences, or privileges senior to those of the holders of our common stock. If we raise funds through the issuance of debt securities, those securities may have rights, preferences, and privileges senior to those of our common stock. If we seek strategic alliances, licenses, or other alternative arrangements, such as arrangements with collaborative partners or others, we may need to relinquish rights to certain of our existing or future technologies, drug candidates, or products we would otherwise seek to develop or commercialize on our own, or to license the rights to our technologies, drug candidates, or products on terms that are not favorable to us. The overall status of the economic climate could also result in the terms of any equity offering, debt financing, or alliance, license, or other arrangement being even less favorable to us and our stockholders than if the overall economic climate were stronger. We also will continue to look for government sponsored research collaborations and grants to help offset future anticipated losses from operations and, to a lesser extent, interest income.

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

Off-Balance Sheet Arrangements and Contractual Obligations

Material Cash Requirements and Contractual Obligations

Our material cash requirements consist primarily of funding the Phase 3 OVATION 3 trial and the manufacturing of IMNN-001, general and administrative expenses, and obligations under our secured notes and operating leases. At September 30, 2026, $1.5 million of principal was outstanding under the A-1 Note (8%, paid in kind) and $5.0 million under the B Note (5%, paid in cash), both maturing in December 2027. Beginning in December 2026, the holder may redeem up to $250,000 of A-1 Note principal monthly, plus additional amounts based on trading volume. The notes carry a 10% prepayment premium and customary covenants. The B Note is collateralized by $5.0 million of restricted cash that is not available for operations. Undiscounted operating lease payments total approximately $770,000 through 2028. Our $4.0 million of unrestricted cash is not expected to fund operations and debt service for the next twelve months. We plan to fund these requirements through our ATM program, the proposed offering on Form S-1 and other financings, although there can be no assurance such funding will be available. See “Going Concern” above.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements, as defined in Item 303 of Regulation S-K, during the periods presented.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 4. CONTROLS AND PROCEDURES

We have carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our principal executive officer and principal financial officer have concluded that, as of September 30, 2026, which is the end of the period covered by this report, our disclosure controls and procedures are effective at the reasonable assurance level in alerting them in a timely manner to material information required to be included in our periodic reports with the SEC.

There were no changes in our internal control over financial reporting identified in connection with the evaluation that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our management, including our chief executive officer and chief financial officer, do not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any material legal proceedings.

Item 1A. Risk Factors

Except as set forth below, there have been no material changes to the risk factors in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025. The following risk factors supplement, and to the extent inconsistent supersede, those risk factors.

Our secured notes are secured by substantially all of our non-intellectual property assets, and a default could result in acceleration and loss of our cash collateral.

Our notes issued to Streeterville Capital, LLC mature in December 2027 and are secured by substantially all of our assets other than intellectual property. $5.0 million of the proceeds is held in a restricted collateral account. Beginning in December 2026, the holder may redeem up to $250,000 of Note A-1 principal monthly, plus additional amounts based on trading volume, reducing cash available for operations. Upon a default, the holder may accelerate the notes and foreclose on the collateral, including the cash account, and the interest rate would rise to up to 15%.

We are dependent entirely on the success of IMNN-001.

We have discontinued PLACCINE and IMNN-101, abandoned the related patents and agreed to sell our ThermoDox assets. IMNN-001 is now our only product candidate, and any setback in the IMNN-001 program would materially harm our business, and we have no other candidates to offset it. This risk factor replaces the risk factor in our Annual Report titled “Our success will depend in part on our ability to grow and diversify, which in turn will require that we manage and control our growth effectively.”

We manufacture IMNN-001 at a single facility.

We manufacture IMNN-001 at our Huntsville, Alabama facility and have no alternative facility. The facility must comply with cGMP requirements and is subject to FDA inspection. A compliance failure, damage to the facility, loss of the facility or loss of key personnel could interrupt clinical supply. Moving manufacturing to a third party would be costly and slow and would require demonstrating comparability to the FDA. We also rely on third parties for materials and certain testing. This risk factor replaces the risk factor in our Annual Report titled “Because we rely on third-party manufacturing and supply partners, our supply of research and development, preclinical and clinical development materials may become limited or interrupted or may not be of satisfactory quantity or quality.”

The ThermoDox sale may not close, and we may receive little or no value from it.

Closing of the October 2026 sale of our ThermoDox assets to VoxelDox Therapeutics, Inc. requires VoxelDox to raise at least $2.5 million. If the sale closes, our consideration is illiquid private company stock and up to $16.5 million in milestones plus royalties that depend on VoxelDox’s future success. Milestones and royalties are cut by 50% if the transferred vials are not usable. Our Executive Chairman and one director are expected to receive VoxelDox equity for consulting services, which may create conflicts of interest.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended September 30, 2026, the Company issued an aggregate of 107,953 shares of common stock to certain officers and directors pursuant to compensatory arrangements. The shares were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act as transactions not involving a public offering. No underwriting discounts or commissions were paid in connection with these issuances.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

In the third quarter of 2026 through September 30, 2026, no directors or executive officers entered into, modified or terminated, contracts, instructions or written plans for the sale or purchase of the Company’s securities that were intended to satisfy the affirmative defense conditions of Rule 10b5-1.

Item 6. Exhibits.

10.1	Exchange Agreement dated September 28, 2026, by and between Company and Streeterville Capital, LLC. incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of the Company filed on September 28, 2026.

31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Consolidated Balance Sheets, (ii) the unaudited Consolidated Statements of Operations, (iii) the unaudited Consolidated Statements of Comprehensive Loss, (iv) the unaudited Consolidated Statements of Cash Flows, (v) the unaudited Consolidated Statements of Change in Stockholders’ Equity (Deficit), and (vi) Notes to Consolidated Financial Statements.

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

November 12, 2026	IMUNON, INC.

Registrant

	By:	/s/ Stacy R. Lindborg Ph.D.
Stacy R. Lindborg, Ph.D.
Chief Executive Officer

By:	/s/ Josh Blacher
Josh Blacher
Interim Chief Financial Officer

